Form 10-K405
period 1997-06-30
OUTDOOR COMMUNICATIONS INC /DE/
filed 1997-11-03
CIK 1040332

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                           SPECIAL FINANCIAL REPORT

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended June 30, 1997.________________________________________

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 333-28489
                                               ---------

                         OUTDOOR COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                      38-3286430
--------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

 512 Taylor Street, Corinth, Mississippi                    38834
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (601) 286-3334
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      No  X  (2)
                                              ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X]

     As of October 30, 1997, all voting stock of the Registrant was held by affiliates of the Registrant.

     The number of shares of the Registrant's common stock outstanding as of October 30, 1997 was 12,075.

                  Documents incorporated by reference:  None

        Exhibit Index appears on page ___________ of __________ pages.

------------------------

(1) This Special Financial Report on Form 10-K is being filed pursuant to Rule 15d-2 under the Securities Exchange Act of 1934. Pursuant to such rule, this report contains only the certified financial statements for the Registrant's fiscal year ended June 30, 1997.

(2) The registrant has been subject to such filing requirements for less than 90 days.

                                    PART I

ITEM 1.  BUSINESS

         Not applicable.


ITEM 2.  PROPERTIES

         Not applicable.


ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Not applicable.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         OUTDOOR COMMUNICATIONS, INC.

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (1)

Independent Auditors' Report ..................................................
Consolidated Balance Sheets ...................................................
Consolidated Statements of Operations .........................................
Consolidated Statements of Stockholders' Deficit ..............................
Consolidated Statements of Cash Flows .........................................
Notes to Consolidated Financial Statements ....................................

------------------------

(1) All schedules have been omitted because they are not required, not applicable or are included in Notes to Consolidated Financial Statements.

                         Independent Auditors' Report
                         ----------------------------



The Board of Directors and Stockholders
Outdoor Communications, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Outdoor Communications, Inc. (formerly known as OCI Holdings Corp.) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended June 30, 1997 and the period April 4, 1996 to June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Outdoor Communications, Inc. as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the year ended June 30, 1997 and the period April 4, 1996 to June 30, 1996, in conformity with generally accepted accounting principles.



                                             /s/ KPMG Peat Marwick LLP


East Lansing, Michigan
September 18, 1997

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             June 30, 1997 and 1996



                                                          1997          1996
                                                     ------------    ----------
         Assets (notes 5 and 8)
         ------

Current assets:
  Cash and cash equivalents                           $ 1,712,827     1,259,441
  Trade accounts receivable, less allowance
    for doubtful accounts of $317,914 in 1997
    and $273,110 in 1996                                7,253,391     5,050,490
  Refundable income taxes                                 616,100       185,893
  Prepaid rent expense                                  1,805,431     1,077,830
  Other assets                                            978,023       771,979
  Deferred income taxes (note 9)                          438,967       276,703
                                                     ------------    ----------

         Total current assets                          12,804,739     8,622,336
                                                     ------------    ----------

Property and equipment, net (note 3)                   55,786,503    37,765,591
Intangible assets, less accumulated
  amortization (note 4)                                72,239,682    45,155,192
Deferred financing costs (note 5)                       4,240,033     3,169,224
Other assets                                              605,899       116,638
                                                     ------------    ----------


         Total assets                                $145,676,856    94,828,981
                                                     ============    ==========

                                                                     (Continued)



                                               1997          1996
                                          --------------  -----------
   Liabilities and Stockholders' Deficit
   -------------------------------------

Current liabilities:
   Current installments of long-term
    debt (notes 5 and 7)                   $  5,876,875    4,750,000
   Obligation under non-compete
    agreement                                         -      100,000
   Trade accounts payable                       760,257      770,147
   Income taxes payable                         615,418      179,822
   Accrued salaries, wages and benefits       1,187,104      708,252
   Accrued interest                             541,895    1,038,833
   Other accrued expenses                       491,848      620,318
   Deferred advertising revenues and
    non-compete income                          405,500      303,512
                                           ------------   ----------

         Total current liabilities            9,878,897    8,470,884
                                           ------------   ----------

Long-term debt (note 19):
   Credit facility, excluding current
    installments (notes 5 and 18)           115,650,000   57,750,000
   Subordinated debt (notes 6 and 11)        22,425,000   22,100,000
   Notes payable--stockholders (note 7)               -    5,876,875
                                           ------------   ----------

         Total long-term debt               138,075,000   85,726,875

Accrued interest (notes 6 and 11)             1,671,666      262,488
Deferred non-compete income, less
 current portion                                 26,667      106,667
Deferred income taxes (note 9)                4,070,180    5,163,547
                                           ------------   ----------

                                            153,722,410   99,730,461
                                           ------------   ----------

Stockholders' deficit
         (notes 10, 11 and 19):
   Class A common stock, $0.01 par value.
    Authorized 10,000 shares; issued and
    outstanding 8,385.72 in 1997 and
    8,210.72 shares in 1996                          84           82
   Class B common stock, $.01 par value.
    Authorized 10,000 shares; issued and
    outstanding 3,689.28 shares                      37           37
   Additional paid-in capital                 3,811,475    3,636,477
   Accumulated deficit                      (11,857,150)  (8,538,076)
                                           ------------   ----------

         Total stockholders' deficit         (8,045,554)  (4,901,480)
                                           ------------   ----------

Commitments and contingencies
         (notes 10, 11, 12 and 13)

         Total liabilities and
               stockholders' deficit       $145,676,856   94,828,981
                                           ============   ==========

See accompanying notes to consolidated financial statements.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                     Consolidated Statements of Operations
                      For the year ended June 30, 1997 and
                   the period April 4, 1996 to June 30, 1996



                                             1997          1996
                                         -------------  -----------

Gross revenues                           $ 49,169,290    9,535,542
Less agency commissions                     4,665,764      987,032
                                         ------------   ----------

  Net revenues                             44,503,526    8,548,510
                                         ------------   ----------

Operating expenses:
 Direct operating expenses (note 12)       15,106,559    2,753,970
 Selling, general, and administrative      12,030,361    2,308,313
 Depreciation and amortization              9,821,294    1,801,892
                                         ------------   ----------

   Total operating expenses                36,958,214    6,864,175
                                         ------------   ----------

   Operating income                         7,545,312    1,684,335

 Interest expense                         (11,623,563)  (1,953,993)
 Loss on disposal of equipment               (458,541)     (67,328)
 Other income, net                            194,306       64,494
                                         ------------   ----------

   Loss before income tax benefit          (4,342,486)    (272,492)

Income tax benefit (note 9)                (1,023,412)     (10,814)
                                         ------------   ----------

   Net loss                              $ (3,319,074)    (261,678)
                                         ============   ==========

See accompanying notes to consolidated financial statements.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Deficit
                      For the year ended June 30, 1997 and
                   the period April 4, 1996 to June 30, 1996



                                           Series A   Class A   Class B  Additional                     Total
                                          Preferred    Common   Common     Paid-in    Accumulated   Stockholders'
                                            Stock      Stock     Stock     Capital      Deficit        Deficit
                                          ----------  --------  -------  -----------  ------------  --------------
Balances at April 3, 1996                      $ 90        10         -   1,235,326    (8,276,398)     (7,040,972)
Class A common shares issued for cash             -        35         -   3,536,895             -       3,536,930
Class B common shares issued for cash             -         -         2     189,270             -         189,272
Merger with OCI of Michigan                       -        19         -         (19)            -               -
Redemption of OCI Michigan stock                (90)      (10)        -  (7,589,932)            -      (7,590,032)
Class A common shares issued for
  MCC stock                                       -        28         -   2,764,972             -       2,765,000
Class B common shares issued for cash             -         -        35   3,499,965             -       3,500,000
Net loss                                          -         -         -           -      (261,678)       (261,678)
                                          ---------       ---   -------  ----------   -----------      ----------

Balances at June 30, 1996                         -        82        37   3,636,477    (8,538,076)     (4,901,480)

Class A common shares issued for cash             -         2         -     174,998             -         175,000
Net loss                                          -         -         -           -    (3,319,074)     (3,319,074)
                                          ---------       ---   -------  ----------   -----------      ----------

Balances at June 30, 1997                 $       -        84        37   3,811,475   (11,857,150)     (8,045,554)
                                          =========       ===   =======  ==========   ===========      ==========

See accompanying notes to consolidated financial statements.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                      For the year ended June 30, 1997 and
                   the period April 4, 1996 to June 30, 1996



                                              1997           1996
                                              ----           ----
Cash flows from operating activities:
  Net loss                                $ (3,319,074)     (261,678)
  Adjustments to reconcile net loss to
        net cash provided by (used in)
        operating activities:
     Allowance for doubtful accounts           317,964        48,265
     Depreciation of equipment               5,069,744       903,191
     Amortization of intangible assets       5,441,136     1,026,557
     Loss on disposal of equipment             458,541        67,328
     Deferred income taxes                  (1,255,631)     (112,776)
  Changes in assets and liabilities, net
        of effects from purchase of
        company, which increase
        (decrease) cash flows:
     Trade accounts receivable              (1,083,210)   (1,084,980)
     Refundable income taxes                  (430,207)      (81,182)
     Prepaid rent expense                     (303,145)     (116,876)
     Other assets                             (240,413)      394,681
     Trade accounts payable                    (27,528)       79,701
     Income taxes payable                      435,596       179,822
     Accrued expenses                        1,112,794    (5,069,984)
     Deferred advertising revenues and
        non-compete income                     (78,828)     (142,665)
                                          ------------   -----------
                Net cash provided by
                  (used in) operating
                  activities                 6,097,739    (4,170,596)
                                          ------------   -----------
  Cash flows from investing activities:
     Purchase of AOA Holding, L.L.C.                 -   (34,132,908)
     Purchase of Georgia Outdoor
        Advertising, Inc.                            -   (11,650,000)
     Purchase of Mass Communications
        Corp. warrants, common and
        preferred stock                              -      (767,850)
     Purchase of Skoglund Commun-
        ications, Inc. and Skoglund
        Communications of St. Cloud,
        Inc.                               (21,246,850)            -
     Purchase of Outdoor West of
        Tennessee                          (11,802,444)            -
     Purchase of Summey Outdoor
        Advertising, Inc.                   (5,145,000)            -
     Purchase of other businesses          (13,639,159)            -
     Capital expenditures                   (4,338,483)     (597,849)
     Proceeds from sale of property
        and equipment                           36,617         2,625
     Deferred acquisition costs             (1,318,458)     (452,814)
                                          ------------   -----------
                Net cash used in
                  investing activities     (57,453,777)  (47,598,796)
                                          ------------   -----------
  Cash flows from financing activities:
     Proceeds from issuance of long-
        term debt                           54,750,000    80,465,000
     Repayment of long-term debt            (1,600,000)  (23,950,000)
     Deferred financing costs               (1,740,576)   (3,281,537)
     Proceeds from issuance of
        subordinated notes                     325,000             -
     Proceeds from issuance of common
        stock                                  175,000     7,226,202
     Redemption of OCI Corp. of
        Michigan common and preferred
        stock                                        -    (7,590,032)
     Payments on obligation under
        non-compete agreement                 (100,000)     (100,000)
                                          ------------   -----------
                Net cash provided by
                  financing activities      51,809,424    52,769,633
                                          ------------   -----------
Net increase in cash and cash
     equivalents                               453,386     1,000,241
Cash and cash equivalents at beginning
     of the period                           1,259,441       259,200
                                          ------------   -----------
Cash and cash equivalents at end of
     the period                           $  1,712,827     1,259,441
                                          ============   ===========

See accompanying notes to consolidated financial statements.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996



(1)  Organization and Acquisition of Assets
     --------------------------------------

     After the close of business on April 3, 1996, the stockholders of OCI Corp. of Michigan (OCIM) and Mass Communications Corp. (MCC) (collectively, the companies) entered into a plan of reorganization (the Reorganization Plan) to restructure and merge the companies. Pursuant to the Reorganization Plan, the stockholders agreed to sell their entire interests in the common and preferred stock of the companies. In conjunction with the Reorganization Plan, OCI Holdings Corp. (Holdings) was incorporated for the purpose of effecting the reorganization and merger. Holdings is a holding company with no assets or operations other than its investment in its subsidiaries.

     Under the Reorganization Plan, a series of planned transactions were executed in the following order: (1) certain outside investors of OCIM (the Investors) purchased 24.67 shares and 60 shares of OCIM's common and preferred stock, respectively, from the minority shareholders of OCIM for $1,908,798; (2) the Investors then exchanged these same shares, together with $14,191,202 in cash, for 5,410.73 and 3,869.28 shares of Holdings' Class A and Class B common stock, respectively, and $10,465,000 of subordinated debt (see note 6); and (3) the remaining 75.33 shares and 840 shares of OCIM's common and preferred stock, respectively, were purchased by Holdings for $7,508,367, which resulted in Holdings being the sole stockholder in OCIM's common and preferred stock.

     As a result of the above transactions, OCIM became a wholly-owned subsidiary of Holdings. As such, the closing balance sheet of OCIM at April 3, 1996, adjusted to reflect the above transactions, became the opening balance sheet of Holdings.

     Immediately following the execution of the Reorganization Plan transactions listed above, the stockholders of MCC exchanged 7,731.01 shares of common stock and 308.78 shares of preferred stock and sold 5,128.99 shares of common stock and 691.22 shares of preferred stock for an aggregate value of $25,747,927. This transaction resulted in MCC becoming a wholly owned subsidiary of Holdings. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair value at the date of acquisition as follows:

               Adjusted working capital   $  1,450,063
               Goodwill                      8,741,590
               Property and equipment       11,529,274
               Customer list                 4,027,000
                                          ------------

                                          $ 25,747,927
                                          ============

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(1)  Organization and Acquisition of Assets, Continued
     -------------------------------------------------

     The details of the acquisition for the fair value of assets acquired and liabilities assumed are as follows: liabilities assumed of $10,750,000; subordinated debt issued to the MCC shareholders in the amount of $11,011,875; 2,764.99 shares of OCI Holdings Inc. common stock issued to MCC shareholders with a value of $2,765,000; and cash paid in the amount of $1,221,052 equaling the purchase price of $25,747,927.

     Georgia Acquisition
     -------------------

     Simultaneous to the Reorganization Plan, Outdoor Communications, Inc., (since renamed OCI(S) Corp.) a subsidiary of MCC, completed the purchase of the business operations and certain assets of Georgia Outdoor Advertising, Inc. (GOA), pursuant to an Asset Purchase Agreement dated March 8, 1996, for cash of $11,650,000. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets based upon their fair values at the date of acquisition as follows:

               Adjusted working capital   $    415,864
               Goodwill                      2,968,896
               Property and equipment        2,282,240
               Non-compete agreement           700,000
               Customer list                 5,283,000
                                          ------------

               Cash purchase price        $ 11,650,000
                                          ============

     Effective June 30, 1997, OCI Holdings Corp. was renamed Outdoor Communications, Inc. (OCI). Simultaneously, New South Holdings Corp. and MCC were merged into OCI and MCC's subsidiary, Outdoor Communications, Inc. was renamed OCI (S) Corp. (OCIS). Also during 1997, OCI Corp. of Michigan was renamed OCI (N) Corp. (OCIN). As a result of these transactions, the Company now has two wholly owned subsidiaries, OCI (N) Corp. and OCI (S) Corp.

     Outdoor Communications, Inc. and subsidiaries (the Company) is a leading outdoor advertising company in the Midwest and Southeast Regions of the United States. The Company owns and operates outdoor advertising display faces in 12 states throughout these regions. The Company sells outdoor advertising space to national and local advertisers.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     The accounting policies of the Company, as summarized below, conform with generally accepted accounting principles and reflect practices appropriate to the business in which it operates.

     (a)   Principles of Consolidation
           ---------------------------

           The consolidated financial statements include the financial statements of Outdoor Communications, Inc. and its wholly owned subsidiaries, OCI (N) Corp. and OCI (S) Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)   Cash Equivalents
           ----------------

           Cash equivalents consist of repurchase agreements and money market funds. For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less at the time of purchase to be cash equivalents.

     (c)   Property and Equipment
           -----------------------

           Property and equipment are stated at cost. Depreciation on plant and equipment is computed using the straight-line method over the estimated useful lives of the assets.

     (d)   Intangible Assets
           -----------------

           Intangible assets include goodwill, non-compete agreements and customer lists. Goodwill, which represents the excess of purchase price over fair value of net assets acquired on their dates of acquisition, is amortized on a straight-line basis over the expected periods to be benefited, ranging from 20 to 25 years. The non-compete agreements are amortized over the terms of the respective agreements, which range from 4 to 10 years. Customer lists resulting from acquisitions are amortized on the straight-line method over 8 years.

           The Company assesses the recoverability of all long-lived intangible assets by determining whether the amortization of the intangible assets over their remaining lives can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(2)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (e)   Deferred Financing Costs
           ------------------------

           Financing costs incurred as a result of obtaining long-term debt are recorded as deferred financing costs and are amortized on a straight-line basis over the term of the related debt (see note 5) and reflected as interest expense in the accompanying consolidated statements of operations.

     (f)   Employee Benefits
           -----------------

           The Company is self-insured for its employee health care plan. The liability for self-insurance reflects the cost for the uninsured portion of unpaid claims at year end. The liability is based on estimates for claims reported prior to year end, using reported claim information, and estimates for incurred but not reported, based on historical results of the Company's plan, as well as certain industry information.

     (g)   Retirement Program
           ------------------

           OCIN provides a defined contribution 401(k) plan, which covers all of its full-time employees with one or more years of service. Eligible employees can contribute up to 12% of their compensation through payroll deductions. OCIN contributes an amount equal to 50% of each employee's contribution up to 3% of the employee's total compensation.

     (h)   Revenue Recognition
           -------------------

           The Company recognizes revenue from advertising contracts on an accrual basis ratably over the term of the contracts, which range from 1 to 12 months, as advertising services are provided. Advertising revenues from retail consumer products, hospitality, and automotive industry constitute approximately 34% of gross revenues. No other industry is the source of 10% or more of gross revenues.

     (i)   Income Taxes
           ------------

           Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(2)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (j)   Other Assets
           ------------

           Other assets consist principally of inventory and the cash surrender value of officer life insurance.

     (k)   Use of Estimates
           ----------------

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (l)   Financial Instruments
           ---------------------

           The Company utilizes hedged interest rate swap agreements. The interest rate swap agreements involves the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received, on a quarterly basis, is accrued as interest rates change and is recognized as an adjustment to interest expense.

     (m)   Earnings Per Share
           ------------------

           An earnings per share calculation has not been presented because the Company is closely held by a private investor group and, accordingly, earnings per share is not required or meaningful.

     (n)   Reclassifications
           -----------------

           Certain 1996 financial statement amounts have been reclassified to conform to the 1997 presentation.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


(3)  Property and Equipment
     ----------------------

     Major categories of property, plant, and equipment at June 30, 1997 and 1996 were as follows:

                                         Estimated
                                        Life (Years)        1997         1996
                                        ------------        ----         ----
    Land                                      --       $  1,610,126    1,204,494
    Building and improvements               10-25         1,469,852      564,274
    Advertising structures                   8-15        57,910,710   38,309,049
    Leasehold improvements                   2-20           872,674      832,203
    Equipment                                3-10         4,317,355    2,737,091
    Construction in progress                  --            102,666       41,256
                                                       ------------   ----------
                                                         66,283,383   43,688,367
    Less accumulated depreciation                        10,496,880    5,922,776
                                                       ------------   ----------
             Net property and equipment                $ 55,786,503   37,765,591
                                                       ============   ==========

(4)  Intangible Assets
     -----------------

     Intangible assets at June 30, 1997 and 1996 consist of the following:


                                         Estimated
                                        Life (Years)        1997         1996
                                        ------------        ----         ----
    Covenants not to compete                 4-10      $  8,495,667    3,935,667
    Goodwill                                20-25        46,619,981   29,756,723
    Customer lists                            8          26,833,154   16,386,000
                                                       ------------   ----------
                                                         81,948,802   50,078,390
    Less accumulated amortization                         9,709,120    4,923,198
                                                       ------------   ----------

                                                       $ 72,239,682   45,155,192
                                                       ============   ==========

(5)  Credit Facility
     ---------------

     The Company entered into a credit agreement (the "Credit Facility") with Chase Manhattan Bank, N.A. (Chase) and a syndicate consisting of various other financial institutions (collectively called the "Bank") on the close of business on April 3, 1996. The Credit Facility consists of a Term Loan A Commitment for $40 million, Term Loan B Commitment for $20 million, (the "Term Loans") and a Revolving Loan Commitment (the "Revolver") of $30 million (collectively the "Borrowings"). The Credit Facility was amended at October 31, 1996 and the term loan B commitment and Revolver were increased to $40 million and $60 million, respectively. The Term Loans are due June 30, 2003. Collateral includes a first lien on all tangible and intangible property of the Company, assignment of all leases, and a guaranty by OCI and all of its subsidiaries.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(5)  Credit Facility, Continued
     --------------------------

     The Credit Facility enables the Company to borrow funds at a rate equal to 3% plus the London Interbank Offered Rate (LIBOR) or 1.75% over the Bank's prime lending rate. The Credit Facility also enables the Company to realize a lower interest rate if its leverage ratio meets certain levels as stipulated in the Credit Facility. At June 30, 1997, the interest rate was 8.5%. Accrued interest is payable in quarterly installments on March 31, June 30, September 30, and December 31. The Credit Facility also requires payment of a commitment fee of 1/2 of 1% per annum on the daily average aggregate unutilized commitment from the Bank. Accrued commitment fees are due quarterly on March 31, June 30, September 30, and December 31.

     Available borrowings under the Revolver are permanently reduced on the last day of each fiscal quarter beginning September 30, 1997 by $1,250,000, thereby reducing the availability to zero on June 30, 2003. At June 30, 1997, the Company had borrowed $35,650,000 and $17,473,125 of the Revolver was available for additional borrowings by the Company.

     The Credit Facility contains certain warranties and affirmative covenants that must be complied with on a continuing basis. In addition, the Credit Facility contains certain restrictive covenants which, among other things, restrict the Company from incurring additional debt and liens on assets, limits the amount of capital expenditures during any fiscal year, and prohibits the consolidation, merger or sale of assets, or issuance of common stock except as permitted by the Credit Facility. The Credit Facility also requires the Company to maintain certain financial ratios. At June 30, 1997 and 1996, the Company was in compliance with all such covenants.

     The Company has the right to prepay the Borrowings in whole or in part, without premium or penalty, as stipulated in the Credit Facility. In August, 1997, the Credit Facility was replaced with a New Credit Facility and Public Note Offering (see note 18). As such, the portion of long-term debt outstanding at June 30, 1997 under the Credit Facility has been classified as long-term in the accompanying consolidated balance sheet. Under the New Credit Facility and Public Note Offering, there are no principle payments due in the next five years. Additionally, the Company will recognize an extraordinary loss of approximately $4,200,000 in the first quarter of fiscal year 1998 as a result of the refinancing (note 19).

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(6)  Subordinated Debt
     ------------------

     The Company entered into a Securities Purchase Agreement (the "Agreement") after the close of business on April 3, 1996 with certain management investors and outside investors. In connection with the reorganization discussed in note 1, the Company issued its 10% subordinated notes ("notes") due December 31, 2003. The subordinated notes are comprised of two series; Series A 10% subordinated notes in the amount of $5,525,000 in 1997 and $5,200,000 in 1996, and Series B 10% subordinated notes in the amount of $16,900,000 in 1997 and 1996.

     Accrued interest on the outstanding principal balance of the notes is payable at a rate of 10% per annum, computed on the basis of a 365 day year, and is payable annually on March 31, commencing in 1997. The Agreement allows the Company to only pay 46% of the accrued and unpaid interest on an annual basis. The remaining 54% is deferred and bears interest at a rate of 10% per annum and is due in accordance with the terms of the Agreement, but in any event no later than December 31, 2003. Accrued interest at June 30, 1997 and 1996 amounted to $1,911,584 and $489,370, respectively.

     The Agreement contains certain warranties and affirmative covenants that must be complied with on a continuing basis. The Agreement also contains certain restrictive covenants which, among other things, restricts the Company from entering into transactions with affiliates outside the ordinary course of business, consummating a sale of the Company, or engaging in any new lines of business. At June 30, 1997 and 1996, the Company was in compliance with all such covenants.

     See note 11 regarding the exchange of subordinated debt and accrued interest for Series A Preferred Stock of the Company and preferred interests in a newly formed non-operating subsidiary, OCIH LLC (OCIH). See note 18 regarding the Company's Public Note Offering on August 12, 1997, and note 19 for pro forma effects of this transaction.

(7)  Notes Payable--Stockholders
     ---------------------------

     On the close of business on April 3, 1996, New South Holdings Corp., a wholly owned subsidiary of Holdings, entered into written agreements with the Company's chairman and president, borrowing in total $5,876,875. The entire principal balance is due in full on April 3, 1998. The notes bear interest at a rate which fluctuates quarterly based on the interest rate per the Credit Agreement less the sum of the applicable eurodollar margin (as defined in the Credit Agreement) and 1/8 of 1%. The interest rate at June 30, 1997 was 5.41%. Accrued interest on the outstanding principal balance of the notes is payable quarterly, commencing June 30, 1996. The notes are secured by a Letter of Credit issued by The Chase Manhattan Bank, N.A.

                         OUTDOOR COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(8) Fair Value of Financial Instruments
    -----------------------------------

    The following disclosure of the estimated fair value of the Company's financial instruments is made in accordance with the requirements of FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments" ("Statement 107"). Statement 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

    The carrying values of cash and cash equivalents, trade accounts receivable, due from affiliated entity, trade accounts payable, accrued expenses, and obligations under non-compete agreements approximate fair values due to the short-term maturities of these instruments. Interest rate swaps, long-term debt instruments and notes payable stockholders are estimated to approximate fair values as rates are tied to short-term indices. The subordinated debt bears interest at a rate which approximates market for unsecured debt.

(9) Income Taxes
    ------------

    Income tax expense (benefit) attributable to loss before income tax expense for the periods ended June 30 consists of:


                              Current    Deferred       Total
                              -------    --------       -----
     1997
     ----
   Federal                    $ 92,805  (1,189,910)  (1,097,105)
   State and local             139,414     (65,721)      73,693
                              --------  ----------   ----------

                              $232,219  (1,255,631)  (1,023,412)
                              ========  ==========   ==========

     1996
     ----
   Federal                    $ 81,962     (72,889)       9,073
   State and local              20,000     (39,887)     (19,887)
                              --------  ----------   ----------

               Total          $101,962    (112,776)     (10,814)
                              ========  ==========   ==========


                         OUTDOOR COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(9)  Income Taxes, Continued
     -----------------------

     Income tax expense differed from the amounts computed by applying the federal income tax rate of 34% for the periods ended June 30 to income before income tax expense as a result of the following:


                                                             1997                   1996
                                                             ----                   ----
Computed "expected" tax expense (benefit)                $(1,476,446)             (91,677)
Increase (reduction) in income taxes resulting from:
  State and local income taxes, net of federal
     income tax expense                                       (6,887)             (15,891)
  Non-deductible expenses                                     29,467                6,599
  Nondeductible goodwill                                     175,346               44,242
  Adjustment of prior period accrual                         121,833               74,292
  Other, net                                                 151,275               11,621
  Change in the beginning-of-the-year balance of the
     valuation allowance for deferred tax assets
     allocated to income tax expense                         (18,000)             (40,000)
                                                         -----------            ---------

                                                         $(1,023,412)             (10,814)
                                                         ===========            =========


     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at each June 30, is presented below:


                                                             1997                   1996
                                                             ----                   ----
Deferred tax assets:
  Net operating loss carryforwards                       $   283,268              320,576
  Alternative minimum tax credit carryforwards               182,973               60,606
  Investment tax credit carryforwards                         12,949               12,949
  Deferred revenue, principally related to
    advertising leases                                        72,787               72,944
  Accrued expenses, principally related to
    compensated absences, health care claims and
    sales discounts                                          281,031              158,346

  Deferred noncompete income                                  36,267               63,466
  Other                                                      119,707               45,413
                                                         -----------           ----------

        Total gross deferred tax assets                      988,982              734,300

  Less valuation allowance                                  (142,000)            (160,000)
                                                         -----------           ----------

        Net deferred tax assets                              846,982              574,300
                                                         -----------           ----------

Deferred tax liabilities:
  Property and equipment, principally due to
    differences in financial statement carrying
    amounts and tax basis                                 (3,403,385)          (3,952,655)

  Intangible assets, principally due to differences
    in length of amortization period                      (1,074,810)          (1,508,489)
                                                         -----------           ----------

        Total gross deferred tax liabilities              (4,478,195)          (5,461,144)
                                                         -----------           ----------
        Net deferred tax liabilities                     $(3,631,213)          (4,886,844)
                                                         ===========           ==========


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(9)    Income Taxes, Continued
       -----------------------

       The above deferred tax assets and liabilities are presented in the June 30, 1997 and 1996 balance sheets as follows:


                                                  1997         1996
                                                  ----         ----
       Current assets                         $   438,967      276,703
       Non-current liabilities                 (4,070,180)  (5,163,547)
                                              -----------   ----------

              Net deferred tax liabilities    $(3,631,213)  (4,886,844)
                                              ===========   ==========


       The net change in the total valuation allowance for the year ended June 30, 1997 was a decrease of $18,000 and for the period ended June 30, 1996 was a decrease of $40,000.

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred taxes, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $833,000 for OCIN prior to the expiration of the net operating loss carryforwards in 2010. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 1997 and 1996. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

       At June 30, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $833,000, all of which were incurred prior to the restructuring of the ownership of OCIN, with Holdings becoming the common parent. As a result of the restructuring, future utilization of the net operating loss carryforwards is limited under Internal Revenue Code Section 382 to approximately $487,000 annually for OCIN. Additionally, these net operating loss carryforwards can only be utilized to offset future taxable income of OCIN, if any, through the year 2010.

       The Company also has an alternative minimum tax credit carryforward of $182,973, which is available to reduce future regular income taxes, if any, over an indefinite period. In addition, the Company has an investment tax credit carryforward of $12,949, which is available to reduce future regular income taxes, if any, through 2001.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(10)  Stockholders' Equity
      --------------------

      All general voting power is vested in the holders of Class A common stock. The holders of Class B common stock are not entitled to vote at any stockholders' meetings. Any share of Class B common stock can be converted, at the option of the holder, into Class A common stock at the rate of one share of Class A common stock for each share of Class B common stock, subject to certain approvals.

      Also, any share of Class A common stock can be converted, at the option of the holder, into Class B common stock at the rate of one share of Class B common stock for each share of Class A common stock, subject to and upon compliance with the provisions of the Certificate of Incorporation of OCI Holdings Corp.

      Dividends or distributions of common stock shall be payable on shares of Class A and B common stock, share and share alike.

      In the event of liquidation, the holders of Class A and B common stock shall be entitled to share ratably in the net assets of the Company after payment of debts and other liabilities.

      The Corporation shall not take any action (e.g., redeem, purchase, or acquire) affecting outstanding shares of common stock if after giving effect to such action any one, as defined, stockholder would own more than 24.95% of Class A common stock.

(11)  Preferred Stock
      ----------------

      In July 1997, the Company entered into an agreement, effective June 30, 1997, with the Series A and B subordinated debt holders to exchange the notes and accrued and unpaid interest through June 30, 1997 for Series A preferred stock (the Debt Conversion).

      The Board of Directors has authorized 5,000,000 shares of preferred stock, par value $.01 per share, of which 300,000 shares shall be designated Series A (Series A Preferred Stock) and 4,700,000 shares shall be undesignated (Undesignated Preferred Stock). Upon the closing of the Public Note Offering on August 12, 1997, approximately 240,967 shares of Series A Preferred Stock were issued in exchange for subordinated debt and the related unpaid and accrued interest through June 30, 1997 totaling $17,290,000 and $1,332,093, respectively, resulting in a corresponding increase in stockholders' equity of $18,622,093. Additionally, $5,135,000 of subordinated debt and $348,616 of unpaid and accrued interest through June 30, 1997 were assigned by the respective note holders to OCIH in exchange for all of the preferred interests of OCIH. See note 19 for pro forma effect of this transaction.

      As discussed in Note 10, all general voting power is vested in holders of Class A common stock. Shares of Series A Preferred Stock shall not be included in determining the number of shares entitled to vote.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(11)  Preferred Stock, Continued
      --------------------------

      No dividends will be declared or paid on the common stock during any year unless the full amount of accrued dividends on the Series A Preferred Stock has been paid. Upon declaration, the holders of the Series A Preferred Stock are entitled to cumulative cash dividends of $10 per annum, per share.

      In the event of liquidation or dissolution of the Company, the holders of the preferred stock are entitled to receive a preferential amount equal to $100 per share of the issued and outstanding preferred stock and a further preferential amount equal to all declared and unpaid dividends thereon. This liquidation value will be paid before the payment or distribution of any assets of the Company to the holders of the common stock.

(12)  Leases
      -------

      The Company leases substantially all of the land presently used as sites for advertising panels under various terms. The leases are classified as operating leases. These leases generally contain renewal options ranging from 1 to 15 years and require the Company to pay all executory costs, such as maintenance and insurance. Rental expense for operating leases amounted to approximately $5,825,000 for the year ended June 30, 1997 and $931,000 for the period April 4, 1996 to June 30, 1996.

      Future minimum lease payments under noncancelable operating leases with non-related parties (with initial or remaining lease terms in excess of one year) as of June 30, 1997 are:


           Year ending June 30:
                   1998                          $ 4,482,000
                   1999                            3,425,000
                   2000                            2,678,000
                   2001                            1,954,000
                   2002                            1,449,000
                                                 -----------

                                                 $13,988,000
                                                 ===========


(13)  Employee Health Care Plan
      -------------------------

      Under the Company's self insurance plan for employee health care, eligible participants receive payment or reimbursement of all or a portion of eligible participants medical expenses, after deductibles and co-payments, up to a lifetime aggregate benefit of $1 million. Eligible participants (and their dependents) include active full-time employees. The plan is primarily funded by the Company, with contributions from participants for a portion of dependent's coverage, as required under the health care plan.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(13) Employee Health Care Plan, Continued
     ------------------------------------

     The plan has obtained aggregate excess of loss coverage of $955,000 in excess of $45,000 per eligible participant. The Company incurred approximately $99,000 and $11,600 for such coverage for the year ended June 30, 1997 and for the period April 4, 1996 to June 30, 1996, respectively. Additionally, the Company incurred approximately $480,000 and $180,000 in expense for self insured health care claims for the years ended June 30, 1997 and for the period April 4, 1996 to June 30, 1996, respectively.

(14) Retirement Program
     ------------------

     Retirement program expense with respect to OCIN's defined contribution 401(k) plan approximated $62,000 and $11,000 for the year ended June 30, 1997 and for the period April 4, 1996 to June 30, 1996, respectively.

(15) Supplemental Cash Flow Information
     -----------------------------------

     Non cash investing and financing activities for the year ended June 30, 1997 and for the period April 4, 1996 to June 30, 1996:


                                       1997           1996
                                       ----           ----
     Cash paid for income taxes    $    80,000         3,322
     Cash paid for interest         11,846,217     6,881,000*


     *$6,531,384 pertained to the interest paid on the junior and senior subordinated debt and senior debt existing prior to the close of business on April 3, 1996.

     Amortization of deferred financing fees in the amount of $667,838 and $127,856 in 1997 and 1996, respectively, has been classified as interest expense.

     On April 4, 1996, the Company issued 2,764.99 shares of its common stock valued at $2,765,000 and series A subordinated notes in the amount of $5,135,000 for the purchase of 7,371.01 common shares and 308.78 preferred shares of MCC. Also, the Company issued subordinated notes in the amount $5,876,875 for the purchase of 5,128.99 common shares and 562.5 preferred shares of Mass Communications Corp.

     Details of acquisition:
        Fair value of assets acquired                    $  25,747,927
        Liabilities assumed                               (10,750,000)
        Subordinated debt issued                          (11,011,875)
        Stock issued                                       (2,765,000)
                                                         ------------
        Cash paid                                           1,221,052
        Less cash acquired                                    453,202
                                                         ------------

           Net cash paid for acquisition                 $    767,850
                                                         ============


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(16)  Financial Instruments
      ---------------------

      On May 30, 1996, the Company entered into three-year interest swap agreements, expiring on June 30, 1999, with First Union National Bank of North Carolina (First Union) and Chase to manage its interest rate exposure. Interest rate exchange transactions generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate exchange agreements involves the risk of dealing with counterparties and their ability to meet the terms of the contracts. Notional principal amounts are used to express the volume of these transactions. The floating interest rate on the interest swap agreement is based on three month U.S. dollar LIBOR. The Chase agreement was terminated on December 30, 1996 and replaced with a new three year swap agreement. The fixed-for-floating interest rate swap agreements as of June 30, 1997 are summarized as follows:

                                               Chase      First Union
                                               -----      -----------
      Notional principal amount            $25,395,825    $15,000,000
      Fixed rate paid                            6.25%          6.34%
      Floating rate                              5.75%       5.76172%


      Subsequent to June 30, 1997, the Company paid approximately $238,000 to buy out the swap agreements.

(17)  Acquisitions
      ------------

      On April 30, 1996, Holdings completed the purchase of certain assets and assumed certain liabilities of AOA Acquisition, L.L.C. (AOA), pursuant to an Asset Sale Agreement dated March 19, 1996, for cash of $34,132,908. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $10,084,666 and has been recorded as goodwill.

      The net purchase price was allocated as follows:

      Adjusted working capital                            $ 1,959,432
      Goodwill                                             10,084,666
      Property and equipment                               15,012,810
      Customer list                                         7,076,000
                                                          -----------

             Purchase price                               $34,132,908
                                                          ===========


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(17)  Acquisitions, Continued
      -----------------------

      On October 31, 1996, the Company acquired substantially all of the assets and business operations of Skoglund Communications, Inc. and Skoglund Communications of St. Cloud, Inc. for a cash payment of $21,246,850. As a result of this transaction, the Company acquired display faces in Minnesota and Wisconsin. This acquisition has been accounted for by the purchase method and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value at the date of acquisition as follows:


      Adjusted working capital                               $ 1,336,989
      Goodwill                                                 7,953,899
      Property and equipment                                   7,537,470
      Customer list                                            4,418,492
                                                             -----------

      Cash purchase price                                    $21,246,850
                                                             ===========


      On March 31, 1997, the Company acquired substantially all of the assets and business operations of Outdoor West of Tennessee (Outdoor West) for a cash payment of $11,802,444. As a result of this acquisition, the Company acquired display faces in Tennessee and a right of first refusal to purchase Outdoor West, Inc. of Georgia, an affiliate of Outdoor West. This purchase has been accounted for by the purchase method and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value at the date of acquisition as follows:


      Adjusted working capital                               $   475,564
      Goodwill                                                 1,545,334
      Property and equipment                                   4,621,720
      Non-compete agreement                                    2,600,000
      Customer list                                            2,559,826
                                                             -----------

      Cash purchase price                                    $11,802,444
                                                             ===========

      On May 1, 1997, the Company acquired substantially all of the assets and business operations of Summey Outdoor Advertising, Inc. for a cash payment of $5,145,000. As a result of this acquisition, the Company acquired display faces in North Carolina and South Carolina. This purchase has been accounted for by the purchase method and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair value at the date of acquisition as follows:


      Adjusted working capital                                $  236,169
      Goodwill                                                   950,680
      Property and equipment                                   2,168,760
      Non-compete agreement                                    1,000,000
      Customer list                                              789,391
                                                              ----------

      Cash purchase price                                     $5,145,000
                                                              ==========


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(17) Acquisitions, Continued
     -----------------------

     In addition to the acquisitions described above, the Company has consummated numerous smaller acquisitions within the past twelve months for aggregate cash payments totaling $13,639,159. These purchases have been accounted for by the purchase method and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value at the date of acquisition as follows:

     Goodwill                                              $ 5,095,973
     Property and equipment                                  4,919,380
     Non-compete agreement                                   2,663,806
     Customer list                                             960,000
                                                           -----------

     Cash purchase price                                   $13,639,159
                                                           ===========


     The consolidated financial statements include the operating results of all of the above businesses from their respective dates of acquisition.

(18) Initial Public Offering and New Credit Facility
     -----------------------------------------------

     On August 12, 1997, the Company completed a Public Note Offering (the Offering) of $105 million aggregate principle amount of 9.25% subordinated notes due August 15, 2007 (the Notes). Net proceeds of the Offering, after deduction of associated expenses, were approximately $100.3 million. Accrued interest on the Notes is payable in semi-annual installments on each February 15 and August 15, commencing February 15, 1998. The Notes are redeemable at the Company's option, in whole or in part, at any time on or after August 15, 2002 in accordance with a prepayment premium as described in the note agreement. Other prepayments may occur prior to August 15, 2000 based on certain limitations as described in the note agreement.

     The Notes are fully and unconditionally guaranteed, on a senior subordinated basis, as to payment of principal, premium, if any, and interest, jointly and severally by all of the Company's direct and indirect subsidiaries. Separate financial statements of the Company's subsidiaries have not been presented because (a) such guarantor subsidiaries have jointly and severally guaranteed the notes on a full and unconditional basis, (b) the aggregate assets, liabilities, earnings and equity of the guarantor subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the parent on a consolidated basis and
     (c) that the Company has not presented separate financial statements and other disclosures concerning the subsidiary guarantors because management has determined that such information is not material to investors.

     The Company abandoned plans for an initial public offering of its common stock during July 1997. As a result, the Company will recognize expense of approximately $268,000 in the first quarter of fiscal year 1998, due to the write off of costs incurred related to the abandoned offering.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(18) Initial Public Offering and New Credit Facility, Continued
     ----------------------------------------------------------

     Simultaneous to the Offering, the Company entered into a new $150 million senior credit facility (New Credit Facility) with The Chase Manhattan Bank and a syndicate consisting of various other financial institutions (collectively, the New Bank). The New Credit Facility consists of a Revolving Loan Commitment (the New Revolver) of $110 million and a Term Loan Commitment for $40 million (collectively the New Borrowings). The New Revolver matures on December 21, 2004 and the Term Loan Commitment matures on June 30, 2005. The New Credit Facility provides for annual reductions in the New Revolver and amortization of the term loan facility. Collateral includes a first lien on all tangible and intangible property of the Company, assignment of all leases, and a guaranty by OCI, OCIN, and OCIS.

     The New Credit Facility enables the Company to borrow funds at a rate equal to 2.25% plus LIBOR or 1.0% over the New Bank's base rate, as defined. The New Credit Facility also enables the Company to realize a lower interest rate if its leverage ratio meets certain levels as stipulated in the Credit Facility. At August 15, 1997, date of the initial borrowing, the interest rate was 9.5%. Accrued interest is payable in quarterly installments on March 31, June 30, September 30, and December 31. The Credit Facility also requires payment of a commitment fee of 0.375% per annum, which may be reduced based on the Company's leverage ratio, on the daily average aggregate unutilized commitment from the Bank. Accrued commitment fees are due quarterly on March 31, June 30, September 30, and December 31.

     The New Credit Facility contains certain warranties and affirmative covenants that must be complied with on a continuing basis. In addition, the New Credit Facility contains certain restrictive covenants which, among other things, restrict the Company from incurring additional debt and liens on assets, limits the amount of capital expenditures during any fiscal year, and prohibits the consolidation, merger or sale of assets, or issuance of common stock except as permitted by the New Credit Facility. The New Credit Facility also requires the Company to maintain certain financial ratios.

     Under the terms of the Credit Facility, the Subsidiary Guarantors are restricted in their ability to make distributions to the Company to distributions necessary to enable the Company to make interest payments due under the Credit Facility and make federal income tax payments. The Indenture provides that the Company will not, and will not permit any of the Subsidiary Guarantors to, directly or indirectly, create or otherwise cause or suffer to exist or become effective any consensual encumbrance or restriction of any kind on the ability of the Subsidiary Guarantors to make distributions to the Company with certain limited exceptions including the restrictions under the Credit Facility described in the preceding sentence.

     Initial borrowings under the New Credit Facility totaled $16.5 million, which were drawn from the New Revolver. The Company has the right to prepay the Borrowings in whole or in part, without premium or penalty, as stipulated in the New Credit Facility. See note 19 for proforma effects of the above transactions.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(19)   Pro Forma Effects of Subsequent Events
       --------------------------------------

       The following table presents the capitalization of the Company as of June 30, 1997 as reported and on an unaudited pro forma basis giving effect to the Debt Conversion, Offering, New Credit Facility, and abandonment of the common stock offering as if the transactions had occurred on that date:


                                                                                       June 30, 1997
                                                                               -----------------------------
                                                                                 As Reported     Pro Forma
                                                                                 -----------     ---------
                                                                                                 (unaudited)
       Long-term debt, including current installments:
         Credit facility                                                        $ 115,650,000          -
         New credit facility                                                             -       16,500,000
         9.25% senior subordinated notes due August 15, 2007                             -      105,000,000
         Subordinated debt, including accrued interest                             24,336,584          -
         Notes payable - stockholders                                               5,876,875     5,876,875
                                                                                -------------   -----------

                Total long-term debt                                              145,863,459   127,376,875

       Preferred interests of a subsidiary                                               -        5,483,615
                                                                                -------------   -----------
       Stockholders' equity (deficit):
         Class A preferred stock                                                         -            1,861
         Class A common stock                                                              84            84
         Class B common stock                                                              37            37
         Additional paid-in capital                                                 3,811,475    22,431,707
         Accumulated deficit                                                      (11,857,150)  (16,365,183)
                                                                                -------------   -----------

                Total stockholders' equity (deficit)                               (8,045,554)    6,068,506
                                                                                -------------   -----------
                Total capitalization                                            $ 137,817,905   138,928,996
                                                                                =============   ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Not applicable.


ITEM 11. EXECUTIVE COMPENSATION

         Not applicable.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)  Index of Financial Statements.  The following financial statements
             -----------------------------
appear in response to Item 8 of this Report:


           Independent Auditors' Report

           Consolidated Balance Sheets

           Consolidated Statements of Operations

           Consolidated Statements of Stockholders' Deficit

           Consolidated Statements of Cash Flows

           Notes to Consolidated Financial Statements

     (a)(2)  Index of Financial Statement Schedules.  All financial statement
             --------------------------------------
schedules have been omitted because they are not required, not applicable or are included in Notes to Consolidated to Financial Statements.

     (b)  Reports on Form 8-K.  During the period from April 4, 1996 to June 30,
          -------------------
1997 the Company filed no reports on Form 8-K with the Securities and Exchange Commission.

     (c)  Exhibits.
          --------

     The following exhibits are filed as a part of this report:

             24.1  Powers of Attorney (included on the signature page hereto)
             27.1  Financial Data Schedule

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OUTDOOR COMMUNICATIONS, INC.


Dated: November 3, 1997                     /s/  John C Stanley IV
                                            ------------------------------------
                                            By:  John C Stanley IV
                                                 Chairman and Chief Executive
                                                  Officer

                              POWERS OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Outdoor Communications, Inc. hereby severally constitute John C Stanley IV, our true and lawful attorney with full power to him to sign for us and in our names in the capacities indicated below, the Special Financial Report under cover of Form 10-K filed herewith and any and all amendments to said Special Financial Report, and generally to do all such things in our names and in our capacities as officers and directors to enable Outdoor Communications, Inc. to comply with the provisions of the Securities Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney, to said Special Financial Report and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  John C Stanley IV       Director, Chief Executive          November 3, 1997
---------------------------  Officer and Chairman (Principal
John C Stanley IV            Executive Officer)

/s/ A.B. Isbell              Director, Chief Operating          November 3, 1997
---------------------------  Officer and President
A. B. Isbell

/s/ Richard W. Ebersole      Treasurer and Chief Financial      November 3, 1997
---------------------------  Officer (Principal Financial
Richard W. Ebersole          Officer and Principal Accounting
                             Officer)


/s/Douglas W. Ferris, Jr.    Director                           November 3, 1997
---------------------------
Douglas W. Ferris, Jr.


/s/ Stephen F. Gormley       Director                           November 3, 1997
---------------------------
Stephen F. Gormley


/s/ John G. Hayes            Director                           November 3, 1997
---------------------------
John G. Hayes


/s/ Brian J. Richmand        Director                           November 3, 1997
---------------------------
Brian J. Richmand


                                 EXHIBIT INDEX


     Exhibit No.    Description

     24.1           Powers of Attorney (included on the signature page hereto)

     27.1           Financial Data Schedule