Form 10-Q
period 1997-09-30
OUTDOOR COMMUNICATIONS INC /DE/
filed 1997-11-14
CIK 1040332

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934   X
                               ---
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter ended September 30, 1997.

                        Commission file number 000-22713
                                               ---------

                          OUTDOOR COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                    38-3286430
--------------------------------------------------------------------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                    Identification No.)

     512 Taylor Street, Corinth, Mississippi                      38834
--------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (601) 286-3334
                                                   ----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---
         As of October 31, 1997 there were issued and outstanding 8,385.72 shares of the registrant's Class A Common Stock, par value $.01 per share, and 3,689.28 shares of the registrant's Class B Common Stock, par value $.01 per share.

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                                   Page No.

         ITEM 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets at September 30,
                     1997 (unaudited) and June 30, 1997

                  Condensed Consolidated Statements of Operations for the
                     Three Months Ended September 30, 1997 and 1996 (unaudited)

                  Condensed Consolidated Statements of Cash Flows for the
                     Three Months Ended September 30, 1997 and 1996 (unaudited)

                  Notes to Condensed Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 6.  Exhibits and Reports on Form 8-K



                        PART I -- FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                         OUTDOOR COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                     September 30, 1997 and June 30, 1997



                                                                               September 30,         June 30,
                                                                                   1997                1997
                                                                                   ----                ----
                                Assets                                         (unaudited)
                                ------

Current assets:
    Cash and cash equivalents                                                  $  2,295,600        $  1,712,827
    Trade accounts receivable, less allowance for doubtful accounts
       of $248,022 at September 30, 1997 and $317,914 at June 30, 1997            7,288,192           7,253,391
    Refundable income taxes                                                         585,100             616,100
    Prepaid rent expense                                                          1,711,579           1,805,431
    Other assets                                                                  1,054,523             978,023
    Deferred income taxes                                                           438,967             438,967
                                                                               ------------        ------------

           Total current assets                                                  13,373,961          12,804,739
                                                                               ------------        ------------

Property and equipment, net                                                      56,368,223          55,786,503
Intangible assets, less accumulated amortization                                 71,368,159          72,239,682
Deferred financing costs (net of accumulated amortization of $70,010 at
    September 30, 1997 and $797,622 at June 30, 1997)                             5,266,151           4,240,033
Other assets                                                                        543,246             605,899
                                                                               ------------        ------------

           Total assets                                                        $146,919,740        $145,676,856
                                                                               ============        ============

                                                                     (Continued)



                                                                              September 30,           June 30,
                                                                                  1997                  1997
                                                                                  ----                  ----
            Liabilities and Stockholders' Equity (Deficit)                     (unaudited)
            ----------------------------------------------
Current liabilities:
    Current installments of long-term debt                                   $   5,876,875         $   5,876,875
    Trade accounts payable                                                       1,063,576               760,257
    Income taxes payable                                                              --                 615,418
    Accrued salaries, wages and benefits                                           649,035             1,187,104
    Accrued interest                                                             1,258,115               541,895
    Other accrued expenses                                                         717,655               491,848
    Deferred advertising revenues and non-compete income                           340,669               405,500
                                                                             -------------         -------------

           Total current liabilities                                             9,905,925             9,878,897

Long-term debt:
    Credit facility, excluding current installments                             16,650,000           115,650,000
    Subordinated debt                                                                 --              22,425,000
    Senior Subordinated notes                                                  105,000,000                  --
Accrued interest                                                                      --               1,671,666
Deferred non-compete income, less current portion                                    6,667                26,667
Deferred income taxes                                                            4,020,742             4,070,180
Preferred interests of a subsidiary                                              5,483,616                  --
                                                                             -------------         -------------

           Total liabilities                                                   141,066,950           153,722,410
                                                                             -------------         -------------

Stockholders' equity (deficit):
    Series A preferred stock, $0.01 par value.  Authorized 300,000 shares; issued and outstanding 186,220.93 shares at
       September 30, 1997                                                            1,862                  --
    Undesignated preferred stock, $0.01 par value.  Authorized
       4,700,000 shares; none issued and outstanding at
       September 30, 1997                                                             --                    --
    Class A common stock, $0.01 par value.  Authorized 10,000 shares;
       issued and outstanding 8,385.72 shares at September 30, 1997
       and June 30, 1997                                                                84                    84
    Class B common stock, $.01 par value. Authorized 10,000 shares;
       issued and outstanding 3,689.28 shares at September 30, 1997
       and June 30, 1997                                                                37                    37
    Additional paid-in capital                                                  22,431,707             3,811,475
    Accumulated deficit                                                        (16,580,900)          (11,857,150)
                                                                             -------------         -------------

           Total stockholders' equity (deficit)                                  5,852,790            (8,045,554)
                                                                             -------------         -------------

           Total liabilities and stockholders' equity (deficit)              $ 146,919,740         $ 145,676,856
                                                                             =============         =============

See accompanying notes to condensed consolidated financial statements.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
             For the three months ended September 30, 1997 and 1996



                                                                               1997                 1996
                                                                               ----                 ----
                                                                            (unaudited)          (unaudited)

Gross revenues                                                             $ 14,839,947           11,245,479
Less agency commissions                                                       1,367,739            1,152,776
                                                                           ------------         ------------

             Net revenues                                                    13,472,208           10,092,703
                                                                           ------------         ------------

Operating expenses:
    Direct operating expenses                                                 4,348,672            2,993,258
    Selling, general, and administrative                                      3,600,149            2,563,530
    Depreciation and amortization                                             3,182,427            1,934,776
                                                                           ------------         ------------

             Total operating expenses                                        11,131,248            7,491,564
                                                                           ------------         ------------

             Operating income                                                 2,340,960            2,601,139

    Interest expense                                                         (3,051,438)          (2,174,143)
    Loss on disposal of equipment                                               (36,118)              (6,295)
    Other income, net                                                            40,142               17,791
    Expenses written off related to
    proposed equity offering                                                   (148,506)                  --
                                                                           ------------         ------------

             Income (loss) before income taxes and
                extraordinary item                                             (854,960)             438,492

Income taxes                                                                  1,192,718              171,012
                                                                           ------------         ------------

             Income (loss) before extraordinary item                         (2,047,678)             267,480

Extraordinary loss from early extinquishment of debt, net of income
    tax benefit of ($1,710,931)                                              (2,676,072)                --
                                                                           ------------         ------------

             Net income (loss)                                             $ (4,723,750)             267,480
                                                                           ============         ============

See accompanying notes to condensed consolidated financial statements.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
             For the three months ended September 30, 1997 and 1996



                                                                                  1997                  1996
                                                                                  ----                  ----
                                                                               (unaudited)           (unaudited)

Net cash provided by operating activities                                     $   2,686,939             2,561,835
                                                                              -------------         -------------

Cash flows from investing activities:
    Purchase of companies                                                        (1,816,250)           (4,315,641)
    Capital expenditures                                                           (979,504)             (675,070)
    Other                                                                            27,750               (16,851)
                                                                              -------------         -------------

           Net cash used in investing activities                                 (2,768,004)           (5,007,562)
                                                                              -------------         -------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                     16,650,000             4,000,000
    Repayment of long-term debt                                                (115,650,000)           (1,000,000)
    Proceeds from issuance of subordinated notes                                       --                 195,000
    Deferred financing costs                                                     (5,336,162)                 --
    Proceeds from issuance of senior subordinated notes                         105,000,000                  --
    Proceeds from issuance of common stock                                             --                 105,000
    Payments on obligation under non-compete agreement                                 --                (100,000)
                                                                              -------------         -------------

           Net cash provided by financing activities                                663,838             3,200,000
                                                                              -------------         -------------

Net increase in cash and cash equivalents                                           582,773               754,273
Cash and cash equivalents at beginning of the period                              1,712,827             1,259,441
                                                                              -------------         -------------

Cash and cash equivalents at end of the period                                $   2,295,600             2,013,714
                                                                              =============         =============

Supplemental cash flow disclosures:
    Cash paid for interest                                                    $   2,570,267             1,604,253
    Cash paid for income taxes                                                      186,950                 8,957

Supplemental noncash financing activities:
    Preferred stock issued in exchange for subordinated debt including
       accrued interest of $1,332,093                                            18,622,093                  --
    Preferred interests issued in exchange for subordinated debt
       including accrued interest of $348,616                                     5,483,616                  --

See accompanying notes to condensed consolidated financial statements.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                 Three months ended September 30, 1997 and 1996
                                   (Unaudited)



Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements of Outdoor Communications, Inc. (the Company) have been prepared in conformity with generally accepted accounting principles and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. The Company is a holding company with no assets or operations other than its investment in its subsidiaries.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1998.

Property and Equipment
----------------------

Major categories of property, plant, and equipment at September 30, 1997 and June 30, 1997 were as follows:


                                            Estimated      September 30,         June 30,
                                           Life (Years)         1997               1997
                                           ------------         ----               ----
Land                                           --         $     1,631,026    $     1,610,126
Building and improvements                     10-25             1,480,468          1,469,852
Advertising structures                         8-15            59,843,485         57,910,710
Leasehold improvements                         2-20               883,960            872,674
Equipment                                      3-10             4,482,621          4,317,355
Construction in progress                       --                  41,118            102,666
                                                          ---------------    ---------------
                                                               68,362,678         66,283,383
Less accumulated depreciation                                  11,994,455         10,496,880
                                                          ---------------    ---------------

         Net property and equipment                       $    56,368,223    $    55,786,503
                                                          ===============    ===============

                         OUTDOOR COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements, Continued



Intangible Assets
-----------------

Intangible assets at September 30, 1997 and June 30, 1997 consist of the following:


                                              Estimated        September 30,           June 30,
                                            Life (Years)           1997                  1997
                                            ------------           ----                  ----
       Covenants not to compete                 4-10       $        8,530,667    $        8,495,667
       Goodwill                                20-25               46,993,803            46,619,981
       Customer lists                            8                 27,097,654            26,833,154
                                                           ------------------    ------------------
                                                                   82,622,124            81,948,802
       Less accumulated amortization                               11,253,965             9,709,120
                                                           ------------------    ------------------

                                                           $       71,368,159    $       72,239,682
                                                           ==================    ==================

Initial Public Offering
-----------------------

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

The Notes are fully and unconditionally guaranteed, on a senior subordinated basis, as to payment of principal, premium, if any, and interest, jointly and severally by all of the Company's direct and indirect subsidiaries. Separate financial statements of the Company's subsidiaries have not been presented because (a) such guarantor subsidiaries have jointly and severally guaranteed the notes on a full and unconditional basis, (b) the aggregate assets, liabilities, earnings and equity of the guarantor subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the parent on a consolidated basis and (c) management believes that separate financial statements and other disclosures concerning the subsidiary guarantors would not be material to investors.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements, Continued



New Credit Facility
-------------------

Simultaneous to the Offering, the Company entered into a new $150 million senior credit facility (New Credit Facility) with The Chase Manhattan Bank and a syndicate consisting of various other financial institutions (collectively, the New Bank). The New Credit Facility consists of a Revolving Loan Commitment (the New Revolver) of $110 million and a Term Loan Commitment for $40 million (collectively the New Borrowings). The New Revolver matures on December 21, 2004 and the Term Loan Commitment matures on June 30, 2005. The New Credit Facility provides for annual reductions in the New Revolver and amortization of the term loan facility. Collateral includes a first lien on all tangible and intangible property of the Company, assignment of all leases, and a guaranty by the Company and its subsidiaries, OCI(N) Corp., OCI(S) Corp. and OCIH LLC (collectively the Subsidiary Guarantors).

The New Credit Facility enables the Company to borrow funds at a rate equal to 2.25% plus LIBOR or 1.0% over the New Bank's base rate, as defined. The New Credit Facility also enables the Company to realize a lower interest rate if its leverage ratio meets certain levels as stipulated in the New Credit Facility. At August 15, 1997, date of the initial borrowing, and at September 30, 1997, the interest rate was 9.5% and 8.2%, respectively. Accrued interest is payable in quarterly installments on March 31, June 30, September 30, and December 31. The New Credit Facility also requires payment of a commitment fee of 0.375% per annum, which may be reduced based on the Company's leverage ratio, on the daily average aggregate unutilized commitment from the Bank. Accrued commitment fees are due quarterly on March 31, June 30, September 30, and December 31.

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

Under the terms of the New Credit Facility, the Subsidiary Guarantors are restricted in their ability to make distributions to the Company to distributions necessary to enable the Company to make interest payments due under the New Credit Facility and make federal income tax payments. The indenture governing the Notes provides that the Company will not, and will not permit any of the Subsidiary Guarantors to, directly or indirectly, create or otherwise cause or suffer to exist or become effective any consentual encumbrance or restriction of any kind on the ability of the Subsidiary Guarantors to make distributions to the Company with certain limited exceptions including the restrictions under the New Credit Facility described in the preceding sentence.

Initial borrowings under the New Credit Facility totaled $16.5 million, which were drawn from the New Revolver. Net additional draws for the quarter totaled $150,000. The Company has the right to prepay the Borrowings in whole or in part, without premium or penalty, as stipulated in the New Credit Facility.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements, Continued



Preferred Stock
---------------

In July 1997, the Company entered into an agreement, effective June 30, 1997, with its Series A and B subordinated debt holders to exchange such notes and accrued and unpaid interest thereon through June 30, 1997 for Series A preferred stock of the Company and/or preferred membership interests in OCIH LLC (OCIH) (the Debt Conversion).

The Board of Directors has authorized 5,000,000 shares of preferred stock, par value $.01 per share, of which 300,000 shares shall be designated Series A (Series A Preferred Stock) and 4,700,000 shares shall be undesignated (Undesignated Preferred Stock). Upon the closing of the Public Note Offering on August 15, 1997, approximately 186,220.93 shares of Series A Preferred Stock were issued in exchange for subordinated debt and the related unpaid and accrued interest through June 30, 1997 totaling $17,290,000 and $1,332,093, respectively, resulting in a corresponding increase in stockholders' equity of $18,622,093. Additionally, $5,135,000 of subordinated debt and $348,616 of unpaid and accrued interest through June 30, 1997 were assigned by the respective note holders to OCIH in exchange for all of the preferred interests of OCIH.

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

Proposed Equity Offering
------------------------

The Company determined not to proceed with plans for a proposed initial public offering of its common stock during July 1997. As a result, the Company has recognized approximately $149,000 of expense in the first quarter of fiscal year 1998, due to the write off of costs incurred in connection with such proposed offering.

Extraordinary Loss
------------------

Effective August 15, 1997, the proceeds from the Offering were used for the early extinguishment of the outstanding debt related to the Company's prior credit facility. As a result, deferred financing fees of $4,387,003 were written off and have been recorded as an extraordinary loss.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements, Continued




Earnings Per Share
------------------

An earnings per share calculation has not been presented because the Company is closely held by a private investor group and, accordingly, earnings per share is not required or meaningful.

Acquisitions
------------

The Company consummated the purchase of three in-market acquisitions during the three months ended September 30, 1997 for aggregate cash payments of $1,816,250. The acquisitions have been accounted for using the purchase method.

Subsequent Event
----------------

On October 2, 1997, the Company acquired the stock of Jennings Outdoor, Inc. and the assets of Jennings Media Services, L.L.C. for a cash payment of $14,300,000, of which $14 million was financed through the New Credit Facility. As a result of this acquisition, the Company acquired approximately 740 display faces in Alabama. The acquisitions will be accounted for by the purchase method.

New Accounting Pronouncements
-----------------------------

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which will require the Company to disclose, in financial statement format, all non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adoption of this standard is not expected to have a material impact on disclosures in the Company's financial statements.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which established a new accounting principle for reporting information about operating segments in annual financial statements and interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the applicability of this standard. However, the Company does not expect a material impact on disclosures in the Company's financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). The words "believe," "expect," "anticipate," "intend," "estimate", "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

         For further discussion identifying other important factors that could cause actual results to differ materially from those anticipated in forward-looking statements, see the Company's SEC filings, particularly the "Risk Factors" discussion in the Company's Registration Statement on Form S-1 (No. 333-28489) which was declared effective on August 12, 1997. Such factors include risks to the Company presented by financial leverage, government regulation with respect to zoning, restrictions on outdoor advertising by the tobacco industry, competition and general economic conditions.

         The Company was formed in April 1996 to acquire the operations of its subsidiaries OCI (N) Corp. ("OCI North") and OCI (S) Corp. ("OCI South"). Unless otherwise indicated, references to the Company in the following discussion refer to the consolidated operations of the Company and its subsidiaries.

RESULTS OF OPERATIONS

THE COMPANY'S THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

         The following discussion reflects a comparison of the Company's results of operations for the three months ended September 30, 1997 and the three months ended September 30, 1996.

         The Company's net revenues increased $3.4 million, or 33.5%, to $13.5 million for the three months ended September 30, 1997 compared to $10.1 million in net revenues for the three months ended September 30, 1996. This increase was primarily due to revenues from acquisitions completed during the twelve-month period ended September 30, 1997 and increased rates. Occupancy levels declined slightly compared to the same period in 1996, as anticipated, due in part to the absence of revenues related to the 1996 Olympics in the Company's Georgia and Birmingham divisions.

         The Company's direct operating expenses increased $1.3 million, or 45.3%, to $4.3 million for the three months ended September 30, 1997 compared to $3.0 million in direct operating expenses for the three months ended September 30, 1996. Operating expenses attributed to the Skoglund companies, acquired by the Company on October 31, 1996, and Outdoor West of Tennessee, acquired by the Company on March 31, 1997, accounted for $.9 million of this increase in direct operating expenses. The remaining $.4 million of the increase was directly related to operating expenses associated with in-market acquisitions and normal inflationary cost increases.

         The Company's selling, general and administrative expenses increased $1.0 million, or 40.4%, to $3.6 million for the three months ended September 30, 1997 compared to $2.6 million in selling, general and administrative expenses for the three months ended September 30, 1996. Increased selling, general and administrative expenses attributable to the Skoglund companies and Outdoor West of Tennessee, which were acquired by the Company in fiscal year 1997, accounted for $.7 million of this increase. The remaining $.3 million increase was due to costs generated by in-market acquisitions and normal inflationary cost increases.

         The Company's depreciation and amortization expense increased $1.3 million, or 64.5%, to $3.2 million for the three months ended September 30, 1997 compared to $1.9 million in depreciation and amortization expense for the three months ended September 30, 1996. This increase was due to higher levels of depreciation relating to acquisitions and amortization of intangibles capitalized as part of such acquisitions.

         As a result, the Company's operating income decreased $.3 million, or 10%, to $2.3 million for the three months ended September 30, 1997 compared to $2.6 million in operating income for the three months ended September 30, 1996. The Company's operating expenses, excluding depreciation and amortization, as a percentage of net revenues for the three months ended September 30, 1997 increased to 59% compared to operating expenses, excluding depreciation and amortization, as a percentage of net revenues of 55.1% for the three months ended September 30, 1996. The Company's operating income as a percentage of net revenues for the three months ended September 30, 1997 decreased to 17.4% compared to operating income as a percentage of net revenues of 25.8% for the three months ended September 30, 1996.

         The Company's interest expense increased $.9 million, or 40.4%, to $3.1 million for the three months ended September 30, 1997 compared to $2.2 million in interest expense for the three months ended September 30, 1996. The increase was due to debt incurred as a result of acquisitions completed during the twelve months ending September 30, 1997.

         During the three months ended September 30, 1997 the company recognized an extraordinary loss of $2.7 million, net of income tax benefit of $1.7 million. This loss was due to the write off of deferred financing costs related to its credit facility which was refinanced in August.

         The Company's income tax expense increased $1.0 million to $1.2 million for the three months ended September 30, 1997. Approximately $.9 million of expense is due to an increase in the valuation allowance against deferred tax assets related to net operating losses. The remaining $.3 million of income tax expense is due to permanent and timing differences related to the amortization of intangible assets. For the quarter ended September 30, 1996 the effective tax rate was 39%.

         As a result of the foregoing factors, the Company's net loss for the three months ended September 30, 1997 was $4.7 million as compared to net income of $.3 million for the three months ended September 30, 1996.

         It has been reported that certain cigarette manufacturers who are defendants in numerous class-action suits throughout the United States have reached agreement with the Attorneys General of various states for an out of court settlement with respect to such suits. The settlement is subject to various conditions including approval and implementing legislation by the United States Congress. A reduction in outdoor advertising by the tobacco industry would cause an immediate reduction in the Company's direct revenue from such advertisers at least in the immediate term following the imposition of such ban while alternate sources of advertising are secured. Such ban would also increase the available space on the existing inventory of billboards in the outdoor advertising industry. This could in turn result in a reduction of outdoor advertising rates in each of the Company's outdoor advertising markets or limit the ability of industry participants to increase rates for some period of time. Accordingly, there can be no assurance that the Company will immediately replace tobacco industry advertising revenue in the event of a total ban of tobacco advertising on outdoor billboards and signs and the consequences of such ban could have a material adverse affect on the Company. For the quarter ended September 30, 1997, tobacco advertisers accounted for approximately 8.8% of the Company's net revenues.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds.

         On August 15, 1997, the Company successfully completed a public offering (the "Offering") of $105,000,000 aggregate principal amount of its 9 1/4% Senior Subordinated Notes due 2007 (the "Notes") and entered into a new secured credit facility (the "New Credit Facility" and, together with the Offering, the "Financing Plan") pursuant to which the Company may borrow up to $150 million. Net proceeds to the Company, after underwriting discounts, from the Offering totaled $100.3 million. In addition, holders of the Company's subordinated notes, together with accrued but unpaid interest thereon, exchanged such notes for shares of the Company's Series A Preferred Stock, par value $.01 per share, or Series A Preferred Interests of the Company's OCIH LLC subsidiary. The proceeds from the Financing Plan were used by the Company to repay all outstanding amounts under its then-existing facility.

         The New Credit Facility consists of an immediately available revolving line of credit facility providing for borrowings of up to $110.0 million and a $40.0 million term loan facility that, upon the request of the Company, will become available subject to the approval of the lenders under the New Credit Facility. At September 30, 1997, the outstanding borrowings under the New Credit Facility were $16.65 million. The New Credit Facility is secured by all of the assets and capital stock of OCI North, OCI South and OCIH LLC. Permitted borrowings under the New Credit Facility are subject to various conditions, including the attainment of certain performance measures by the Company.

         The Company's growth since its formation in April 1996 has been facilitated by strategic acquisitions that have substantially increased the Company's inventory of advertising display faces. The Company intends to continue its growth by pursuing an aggressive acquisition strategy emphasizing acquisitions in new markets as well as those currently served by the Company. In the past, its acquisitions have been funded by borrowings under its credit facilities. To finance future acquisitions, the Company will likely be required to borrow under the New Credit Facility. In addition, the Company may require additional debt or equity financing. There can be no assurance that such additional sources of funding will be available on terms acceptable to the Company.

         The Company's primary sources of cash are net cash generated from operating activities and borrowings under the New Credit Facility. The Company's net cash provided from operations increased $.1 million, or 4.9%, to $2.7 million for the three months ended September 30, 1997 compared to $2.6 million for the three months ended September 30, 1996. Net cash used in investing activities was $2.8 million for the three months ended September 30, 1997, resulting primarily from acquisitions and capital expenditures. Net cash provided by financing activities was $.7 million for the three months ended September 30, 1997, resulting primarily from net borrowings under the New Credit Facility and the Notes.

         The Company made capital expenditures of $1.0 million during the three months ended September 30, 1997 compared to $.7 million during the three months ended September 30, 1996.

         Under the terms of the New Credit Facility, the Subsidiaries are restricted in their ability to make distributions to the Company to distributions necessary to enable the Company to make interest payments due under the Notes and tax payments. The indenture pursuant to which the Notes were issued (the "Indenture") provides that the Company will not, and will not permit any of its subsidiaries to, directly or indirectly, create or otherwise cause or suffer to exist or become effective any consensual encumbrance or restriction of any kind on the ability of the Company's subsidiaries to make distributions to the Company with certain limited exceptions including the restrictions under the New Credit Facility described in the preceding sentence. The agreement governing the New Credit Facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time.

         The Company believes that its cash from operations, together with available borrowings under the New Credit Facility, will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for the foreseeable future. However, in the event that cash from operations, together with available funds under the New Credit Facility, are insufficient to satisfy cash requirements, the Company may require additional indebtedness to finance its operations including, without limitation, additional acquisitions. There can be no assurance that such additional debt will be available or that the Company will be able to incur such additional debt.


INFLATION

         In the last three years, inflation has not had a significant impact on the Company.



NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which will require the Company to disclose, in financial statement format, all non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adoption of this standard is not expected to have a material impact on disclosures in the Company's financial statements.

         The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which established a new accounting principle for reporting information about operating segments in annual financial statements and interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the applicability of this standard. However, the Company does not expect a material impact on disclosures in the Company's financial statements.

                          PART II -- OTHER INFORMATION


ITEM 1.  Legal Proceedings

         In July 1997, the Company and a prospective seller agreed to terminate a contract to purchase the assets of an outdoor advertising company for which the Company had tendered a deposit in the form of a letter of credit in the amount of $1.0 million. The Company and the seller have each made claims to the deposit and, while the Company believes that it is entitled to have the deposit returned, there can be no assurance that the Company will be successful in recovering the deposit. The Company does not believe that any losses incurred by it in connection with this matter would have a material impact on the financial condition or results of operations of the Company.


ITEM 2.  Changes in Securities

         Not applicable.


ITEM 3.  Defaults Upon Senior Securities

         Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


ITEM 5.  Other Information

         Not applicable.


ITEM 6.  Exhibits and Reports on Form 8-K

                  a.    Exhibits:
                        --------

               27.1     Financial Data Schedule

                  b.    Reports on Form 8-K: No reports on Form 8-K
                        -------------------
               were filed by the Company during the period covered by this report.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  OUTDOOR COMMUNICATIONS, INC.



November 14, 1997                 /s/ John C Stanley IV
                                  ---------------------------------------
                                  John C Stanley IV
                                       Chairman and Chief Executive Officer



November 14, 1997                 /s/ Richard W. Ebersole
                                  ---------------------------------------
                                  Richard W. Ebersole
                                       Treasurer and Chief Financial Officer
                                       (Principal Accounting Officer)

                                 Exhibit Index
                                 -------------


Exhibit Number             Description                                   Page
--------------------------------------------------------------------------------
Exhibit  27                Financial Data Schedule