Form 10-Q
period 1997-12-31
OUTDOOR COMMUNICATIONS INC /DE/
filed 1998-02-13
CIK 1040332

     SECURITIES AND EXCHANGE COMMISSIONSECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended December 31, 1997.

                        Commission file number 000-22713
                                               ---------

                         OUTDOOR COMMUNICATIONS, INC.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                        38-3286430
--------------------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

       512 TAYLOR STREET, CORINTH, MISSISSIPPI                   38834
--------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (601) 286-3334
                                                   ------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                                ---     ---

     As of January 31, 1998 there were issued and outstanding 8,385.72 shares of the registrant's Class A Common Stock, par value $0.01 per share, and 3,689.28 shares of the registrant's Class B Common Stock, par value $0.01 per share.

                               TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION                                           Page No.

        Item 1.   Financial Statements:

                  Condensed Consolidated Balance Sheets
                  at December 31, 1997 (unaudited) and June 30, 1997

                  Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 1997 and 1996 (unaudited) and the Six Months Ended
                  December 31, 1997 and 1996 (unaudited)

                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1997 and 1996 (unaudited)

                  Notes to Condensed Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II   OTHER INFORMATION

        Item 1.   Legal Proceedings

        Item 6.   Exhibits and Reports on Form 8-K

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         OUTDOOR COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                               December 31,      June 30,
                                                   1997            1997
                                               ------------      --------
             Assets                            (unaudited)
             ------
Current assets:
 Cash and cash equivalents                     $  2,248,524    $  1,712,827
 Trade accounts receivable, less
  allowance for doubtful accounts of
  $295,642 at December 31, 1997 and
  $317,914 at June 30, 1997                       7,189,598       7,253,391
 Refundable income taxes                            100,000         616,100
 Prepaid rent expense                             1,775,940       1,805,431
 Other assets                                     1,519,062         978,023
 Deferred income taxes                              405,020         438,967
                                               ------------    ------------

          Total current assets                   13,238,144      12,804,739
                                               ------------    ------------

Property and equipment, net                      58,189,283      55,786,503
Intangible assets, less accumulated
 amortization                                    81,728,390      72,239,682
Deferred financing costs (net of
 accumulated amortization of $211,151
 at December 31, 1997 and $797,622 at
 June 30, 1997)                                   5,156,625       4,240,033
Other assets                                        818,171         605,899
                                               ------------    ------------

          Total assets                         $159,130,613    $145,676,856
                                               ============    ============

                                                 December 31,      June 30,
                                                     1997            1997
                                                 ------------      --------
Liabilities and Stockholders' Equity (Deficit)   (unaudited)
----------------------------------------------
Current liabilities:
  Current installments of long-term debt         $  5,876,875    $  5,876,875
  Trade accounts payable                              610,093         760,257
  Income taxes payable                                      -         615,418
  Accrued salaries, wages and benefits                605,392       1,187,104
  Accrued interest                                  3,815,935         541,895
  Other accrued expenses                              621,269         491,848
  Deferred advertising revenues and
   non-compete income                                 286,582         405,500
                                                 ------------    ------------

   Total current liabilities                       11,816,146       9,878,897
                                                 ------------    ------------

Long-term debt:
Credit facility, excluding current
 installments                                      29,150,000     115,650,000
  Senior subordinated notes                       105,000,000               -
  Subordinated debt                                         -      22,425,000
Deferred income taxes                               3,237,866       4,070,180
Preferred interests of a subsidiary                 5,483,616               -
Accrued interest                                            -       1,671,666
Deferred non-compete income, less
 current portion                                            -          26,667
                                                 ------------    ------------

   Total liabilities                              154,687,628     153,722,410
                                                 ------------    ------------

Stockholders' equity (deficit):
 Series A preferred stock, $0.01 par
  value.  Authorized 300,000 shares;
  issued and outstanding 186,220.93
  shares at December 31, 1997                           1,862               -


 Undesignated preferred stock, $0.01
  par value.  Authorized 4,700,000
  shares; none issued and outstanding
  at December 31, 1997                                      -               -


 Class A common stock, $0.01 par value.
  Authorized 10,000 shares; issued and
  outstanding 8,385.72 shares at
  December 31, 1997 and June 30, 1997                      84              84


Class B common stock, $0.01 par value.
 Authorized 10,000 shares; issued and
 outstanding 3,689.28 shares at
 December 31, 1997 and June 30, 1997                       37              37


Additional paid-in capital                         22,431,707       3,811,475
Accumulated deficit                               (17,990,705)    (11,857,150)
                                                 ------------    ------------

   Total stockholders' equity (deficit)             4,442,985      (8,045,554)
                                                 ------------    ------------

Commitments and contingencies

   Total liabilities and stockholders'
    equity (deficit)                             $159,130,613    $145,676,856
                                                 ============    ============

    See accompanying notes to condensed consolidated financial statements.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (unaudited)

                                              Three Months Ended             Six Months Ended
                                                  December 31,                 December 31,
                                              1997           1996           1997           1996
                                          -------------  -------------  -------------  -------------
Gross revenues                             $15,690,593    $12,000,729    $30,530,540    $23,246,208
Less agency commissions                      1,445,351      1,090,856      2,813,090      2,243,632
                                           -----------    -----------    -----------    -----------

  Net revenues                              14,245,242     10,909,873     27,717,450     21,002,576
                                           -----------    -----------    -----------    -----------

Operating expenses:
 Direct operating expenses                   4,831,198      3,619,907      9,179,870      6,613,165
 Selling, general, and administrative        3,953,493      2,853,790      7,553,642      5,417,320
 Depreciation and amortization               3,587,732      1,739,593      6,770,159      3,674,369
                                           -----------    -----------    -----------    -----------

   Total operating expenses                 12,372,423      8,213,290     23,503,671     15,704,854
                                           -----------    -----------    -----------    -----------

   Operating income                          1,872,819      2,696,583      4,213,779      5,297,722

 Interest expense                           (3,323,418)    (2,661,599)    (6,374,856)    (4,835,742)
 Gain (loss) on disposal of equipment          (52,384)         6,405        (88,502)           110
 Other income (expense), net                  (115,478)        58,571        (75,336)        76,362
 Expenses written off related to
  proposed equity offering                           -              -       (148,506)             -
                                           -----------    -----------    -----------    -----------

   Income (loss) before income taxes and
    extraordinary item                      (1,618,461)        99,960     (2,473,421)       538,452


Income taxes (benefit)                        (208,656)        38,984        984,062        209,996
                                           -----------    -----------    -----------    -----------

   Income (loss) before extraordinary item  (1,409,805)        60,976     (3,457,483)       328,456

Extraordinary loss from early
 extinguishment of debt, net of income
 tax benefit of $1,710,931                           -              -     (2,676,072)             -
                                           -----------    -----------    -----------    -----------

   Net income (loss)                       $(1,409,805)   $    60,976    $(6,133,555)   $   328,456
                                           ===========    ===========    ===========    ===========


    See accompanying notes to condensed consolidated financial statements.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                 Six Months Ended
                                                    December 31,
                                                1997             1996
                                             -------------   ------------
Net cash provided by operating               $   6,063,486   $  3,623,648
 activities                                  -------------   ------------

Cash flows from investing activities:
Purchase of Jennings Outdoor, Inc. and
 Jennings Media Services, LLC                  (14,159,837)             -

Purchase of Skoglund Communications,
 Inc. and Skoglund Communications of
 St. Cloud, Inc.                                         -    (21,246,850)

Purchase of other companies                     (1,816,250)    (6,059,644)
Capital expenditures                            (2,352,750)    (1,603,262)
Deferred acquisition costs                        (386,103)      (647,513)
Proceeds from sale of equipment                     54,927              -
                                             -------------   ------------

  Net cash used in investing activities        (18,660,013)   (29,557,269)
                                             -------------   ------------

Cash flows from financing activities:
Proceeds from issuance of senior
 subordinated notes                            105,000,000              -
Borrowings under long-term debt
 agreement                                      31,650,000     34,000,000
Repayment of long-term debt                   (118,150,000)    (6,500,000)
Deferred financing costs                        (5,367,776)    (1,723,775)
Proceeds from issuance of subordinated
 notes                                                   -        195,000
Proceeds from issuance of common stock                   -        105,000
Payments on obligation under
 non-compete agreement                                   -       (100,000)
                                             -------------   ------------

  Net cash provided by financing
    activities                                  13,132,224     25,976,225
                                             -------------   ------------

Net increase in cash and cash
 equivalents                                       535,697         42,604
Cash and cash equivalents at beginning
 of the period                                   1,712,827      1,259,441
                                             -------------   ------------

Cash and cash equivalents at end of the
 period                                      $   2,248,524   $  1,302,045
                                             =============   ============

Supplemental cash flow disclosures:
Cash paid for interest                       $   3,328,017   $  3,604,950
Cash paid for income taxes                         186,950         64,410

Supplemental noncash financing
 activities:
Preferred stock issued in exchange for
 subordinated debt including accrued
 interest of $1,332,093                      $  18,622,093   $          -

Preferred interests issued in exchange
 for subordinated debt including
 accrued interest of $348,616                    5,483,616              -

    See accompanying notes to condensed consolidated financial statements.

                         OUTDOOR COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                  Six months ended December 31, 1997 and 1996
                                  (Unaudited)



Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements of Outdoor Communications, Inc. and subsidiaries, (the Company) have been prepared in conformity with generally accepted accounting principles and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the six month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1998.

Property and Equipment
----------------------

Major categories of property, plant, and equipment at December 31, 1997 and June 30, 1997 were as follows:

                                   Estimated    December 31,     June 30,
                                  Life (Years)      1997           1997
                                  ------------  -------------  ------------
                                                 (unaudited)
 Land                                      --    $ 1,639,979    $ 1,610,126
 Building and improvements              10-25      1,480,468      1,469,852
 Advertising structures                  8-15     62,965,128     57,910,710
 Leasehold improvements                  2-20        913,452        872,674
 Equipment                               3-10      4,731,450      4,317,355
 Construction in progress                  --        191,798        102,666
                                                 -----------    -----------
                                                  71,922,275     66,283,383
 Less accumulated depreciation                    13,732,992     10,496,880
                                                 -----------    -----------

 Net property and equipment                      $58,189,283    $55,786,503
                                                 ===========    ===========

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements, Continued

Intangible Assets
------------------

Intangible assets at December 31, 1997 and June 30, 1997 consist of the following:

                                      Estimated    December 31,    June 30,
                                     Life (Years)      1997          1997
                                     ------------  ------------  ------------
                                                   (unaudited)
    Covenants not to compete                4-10    $ 8,780,667   $ 8,495,667
    Goodwill                               20-25     58,826,993    46,619,981
    Customer lists                             8     27,097,653    26,833,154
                                                    -----------   -----------
                                                     94,705,313    81,948,802
    Less accumulated amortization                    12,976,923     9,709,120
                                                    -----------   -----------

                                                    $81,728,390   $72,239,682
                                                    ===========   ===========

Initial Public Offering of Senior Subordinated Notes
----------------------------------------------------

On August 15, 1997, the Company completed a Public Note Offering (the Offering) of $105 million aggregate principle amount of 9.25% subordinated notes due August 15, 2007 (the Notes). Net proceeds of the Offering, after deduction of associated expenses, were approximately $100.3 million. Accrued interest on the Notes is payable in semi-annual installments on each February 15 and August 15, commencing February 15, 1998. The Notes are redeemable at the Company's option, in whole or in part, at any time on or after August 15, 2002 in accordance with a prepayment premium as described in the indenture governing the Notes. Other prepayments may occur prior to August 15, 2000 based on certain limitations as described in the indenture governing the Notes.

The Notes are fully and unconditionally guaranteed, on a senior subordinated basis, as to payment of principal, premium, if any, and interest, jointly and severally by all of the Company's direct and indirect subsidiaries. Separate financial statements of the Company's subsidiaries have not been presented because (a) such guarantor subsidiaries have jointly and severally guaranteed the notes on a full and unconditional basis, (b) the aggregate assets, liabilities, earnings and equity of the guarantor subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the parent on a consolidated basis and (c) the Company has not presented separate financial statements and other disclosures concerning the subsidiary guarantors because management has determined that such information is not material to investors.

New Credit Facility
-------------------

Simultaneous to the Offering, the Company entered into a new $150 million senior credit facility (New Credit Facility) with The Chase Manhattan Bank and a syndicate consisting of various other financial institutions (collectively, the New Bank). The New Credit Facility consists of a Revolving Loan Commitment (the New Revolver) of $110 million and a Term Loan Commitment for $40 million (collectively the New Borrowings). The New Revolver matures on December 21, 2004 and the Term Loan Commitment matures on June 30, 2005. The New Credit Facility provides for annual reductions in the New Revolver and amortization of the term loan facility. Collateral includes a first lien on all tangible and intangible property of the Company, assignment of all leases, and a guaranty by the Company.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements, Continued

The New Credit Facility enables the Company to borrow funds at a rate equal to 2.25% plus LIBOR or 1.0% over the New Bank's base rate, as defined. The New Credit Facility also enables the Company to realize a lower interest rate if its leverage ratio meets certain levels as stipulated in the Credit Facility. For the quarter ended December 31, 1997, the average interest rate under the New Credit Facility was 8.2%. Accrued interest is payable in quarterly installments on March 31, June 30, September 30, and December 31. The Credit Facility also requires payment of a commitment fee of 0.375% per annum, which may be reduced based on the Company's leverage ratio, on the daily average aggregate unutilized commitment from the Bank. Accrued commitment fees are due quarterly on March 31, June 30, September 30, and December 31.

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

Under the terms of the New Credit Facility, the subsidiaries are restricted in their ability to make distributions to the Company to distributions necessary to enable the Company to make interest payments due under the New Credit Facility and make federal income tax payments. The indenture governing the Notes provides that the Company will not, and will not permit any of the subsidiaries to, directly or indirectly, create or otherwise cause or suffer to exist or become effective any consensual encumbrance or restriction of any kind on the ability of the subsidiaries to make distributions to the Company with certain limited exceptions including the restrictions under the New Credit Facility described in the preceding sentence.

As of December 31, 1997, borrowings under the New Revolver totaled $29.15 million. The Company has the right to prepay the Borrowings in whole or in part, without premium or penalty, as stipulated in the New Credit Facility.

Preferred Stock
---------------

In July 1997, the Company entered into an agreement, effective June 30, 1997, with the Series A and B subordinated debt holders to exchange the notes and accrued and unpaid interest through June 30, 1997 for Series A preferred stock and/or preferred interest in OCIH LLC (OCIH) (the Debt Conversion).

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements, Continued


The Board of Directors has authorized 5,000,000 shares of preferred stock, par value $0.01 per share, of which 300,000 shares shall be designated Series A (Series A Preferred Stock) and 4,700,000 shares shall be undesignated (Undesignated Preferred Stock). Upon the closing of the Public Note Offering on August 15, 1997, 186,220.93 shares of Series A Preferred Stock were issued in exchange for subordinated debt and the related unpaid and accrued interest thereon through June 30, 1997, totaling $17,290,000 and $1,332,093, respectively, resulting in a corresponding increase in stockholders' equity of $18,622,093. Additionally, $5,135,000 of subordinated debt and $348,616 of unpaid and accrued interest thereon through June 30, 1997 were assigned by certain subordinated note holders to OCIH in exchange for all of the preferred interests of OCIH.

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

Abandoned Equity Offering
-------------------------

The Company abandoned plans for an initial public offering of its common stock during July 1997. As a result, the Company has recognized approximately $149,000 of expense in the first quarter of fiscal year 1998, due to the write off of costs incurred related to the abandoned offering.

Extraordinary Loss
------------------

Effective August 15, 1997, the proceeds from the Offering were used for the early extinguishment of the outstanding debt related to the prior credit facility. As a result, deferred financing fees of $4,387,003 were written off and have been recorded as an extraordinary loss.

Earnings Per Share
------------------

An earnings per share calculation has not been presented because the Company is closely held by a private investor group and, accordingly, earnings per share is not required or meaningful.

Acquisitions
------------

On October 2, 1997, the Company acquired the stock of Jennings Outdoor, Inc. and the assets of Jennings Media Services, L.L.C. for a cash payment of $14.2 million of which $14 million was financed through the New Credit Facility. As a result of this acquisition, the Company acquired approximately 740 display faces in Alabama. The acquisitions have been accounted for by the purchase method and the unaudited condensed consolidated financial statements include the operating results of each business from the date of acquisition.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements, Continued


The Company also consummated the purchase of three smaller acquisitions consisting of approximately 92 display faces during the six months ended December 31, 1997 for aggregate cash payments of $1.8 million. The acquisitions have been accounted for using the purchase method.

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

Commitments and Contingencies
-----------------------------

In July 1997, the Company and a prospective seller agreed to terminate a contract to purchase the assets of an outdoor advertising company for which the Company had tendered a deposit in the form of a letter of credit in the amount of $1.0 million. The Company and the seller have each made claims to the deposit and, while the Company believes that it is entitled to have the deposit returned, there can be no assurance that the Company will be successful in recovering the deposit. Pursuant to the contract, the prospective seller has filed for arbitration before the Center for Public Resources and seeks an order permitting it to draw upon the letter of credit. The Company does not believe that any losses incurred by it in connection with this matter would have a material impact on the financial condition or results of operations of the Company.

Subsequent Events
-----------------

Effective January 1, 1998, the Company acquired the assets of City Signs, LLC, including 160 display faces, for approximately $2.7 million. Effective February 1, 1998, the Company acquired the assets of Bradley Outdoor Advertising, including 97 display faces, for approximately $2.2 million. These acquisitions will be accounted for by the purchase method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). The words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

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


RESULTS OF OPERATIONS

Six Months Ended December 31, 1997 Compared To The Six Months Ended December 31, 1996.

     The Company's net revenues increased $6.7 million, or 32.0%, to $27.7 million for the six months ended December 31, 1997 compared to $21.0 million in net revenues for the six months ended December 31, 1996. This increase was primarily due to revenues from acquisitions completed during the twelve-month period ended December 31, 1997 and increased rates. Occupancy levels declined slightly compared to the same period in 1996, as anticipated, due in part to the absence of revenues related to the 1996 Olympics in the Company's Georgia and Birmingham divisions.

     The Company's direct operating expenses increased $2.6 million, or 38.8%, to $9.2 million for the six months ended December 31, 1997 compared to $6.6 million in direct operating expenses for the six months ended December 31, 1996. Operating expenses attributed to the Skoglund companies, acquired by the Company on October 31, 1996,

Outdoor West of Tennessee, acquired by the Company on March 31, 1997 and the Jennings companies, acquired by the Company on October 1, 1997, accounted for $2.0 million of the increase in direct operating expenses. The remaining $0.6 million of the increase was directly related to operating expenses associated with in-market acquisitions and normal inflationary cost increases.

     The Company's selling, general and administrative expenses increased
$2.2 million, or 39.4%, to $7.6 million for the six months ended December 31, 1997 compared to $5.4 million in selling, general and administrative expenses for the six months ended December 31, 1996. Increased selling, general and administrative expenses attributable to the Skoglund companies, Outdoor West of Tennessee and the Jennings companies, accounted for $1.2 million of this increase. The remaining $1.0 million of the increase was due to costs generated by in-market acquisitions, increases in corporate overhead and normal inflationary cost increases.

     The Company's depreciation and amortization expense increased $3.1 million, or 84.3%, to $6.8 million for the six months ended December 31, 1997 compared to $3.7 million in depreciation and amortization expense for the six months ended December 31, 1996. This increase was a result of the acquisitions previously discussed which were completed in the last twelve months.

     The Company's operating expenses, excluding depreciation and amortization, as a percentage of net revenues for the six months ended December 31, 1997 increased to 60.4% compared to operating expenses, excluding depreciation and amortization, as a percentage of net revenues of 57.3% for the six months ended December 31, 1996.

     The Company's interest expense increased $1.6 million, or 31.8%, to $6.4 million for the six months ended December 31, 1997 compared to $4.8 million in interest expense for the six months ended December 31, 1996. The increase is attributable to debt incurred as a result of acquisitions completed during the twelve months ending December 31, 1997.

     During the six months ended December 31, 1997 the Company recognized an extraordinary loss of $2.7 million, net of an income tax benefit of $1.7 million. This loss was due to the write-off of deferred financing costs related to its previous credit facility which was refinanced in August of 1997.

     As a result of the foregoing factors, the Company's net loss for the six months ended December 31, 1997 was $6.1 million as compared to net income of $0.3 million for the six months ended December 31, 1996.

Three Months Ended December 31, 1997 Compared To The Three Months Ended December 31, 1996

     The Company's net revenues increased $3.3 million, or 30.6%, to $14.2 million for the three months ended December 31, 1997 compared to $10.9 million in net revenues for the three months ended December 31, 1996. This increase was primarily due to revenues from acquisitions completed during the twelve-month period ended December 31, 1997.

     The Company's direct operating expenses increased $1.2 million, or 33.5%, to $4.8 million for the three months ended December 31, 1997 compared to $3.6 million in direct operating expenses for the three months ended December 31, 1996. Operating expenses attributed to the Skoglund companies, Outdoor West of Tennessee, and the Jennings companies, accounted for $1.0 million of the increase in direct operating expenses. The remaining $0.2 million of the increase was directly related to operating expenses associated with in-market acquisitions and normal inflationary cost increases.

     The Company's selling, general and administrative expenses increased
$1.1 million, or 38.5%, to $4.0 million for the three months ended December 31, 1997 compared to $2.9 million in selling, general and administrative expenses for the three months ended December 31, 1996. Increased selling, general and administrative expenses attributable to the Skoglund companies, Outdoor West of Tennessee and the Jennings companies, accounted for $0.6 million of this increase. The remaining $0.5 million of the increase was due to costs generated by in-market acquisitions, increases in corporate overhead and normal inflationary cost increases.

     The Company's depreciation and amortization expense increased $1.9 million, or 106.2%, to $3.6 million for the three months ended December 31, 1997 compared to $1.7 million in depreciation and amortization expense for the three months ended December 31, 1996. This increase was a result of the acquisitions previously discussed which were completed in the last twelve months.

     The Company's operating expenses, excluding depreciation and amortization, as a percentage of net revenues for the three months ended December 31, 1997 increased to 61.7% compared to operating expenses, excluding depreciation and amortization, as a percentage of net revenues of 59.3% for the three months ended December 31, 1996.

     The Company's interest expense increased $0.6 million, or 24.9%, to $3.3 million for the three months ended December 31, 1997 compared to $2.7 million in interest expense for the three months ended December 31, 1996. The increase was due to debt incurred as a result of acquisitions completed during the twelve months ending December 31, 1997.

     As a result of the foregoing factors, the Company's net loss for the three months ended December 31, 1997 was $1.4 million as compared to net income of $0.1 million for the three months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds.

     On August 15, 1997, the Company successfully completed a public offering (the "Offering") of $105,000,000 aggregate principal amount of its 9 1/4% Senior Subordinated Notes due 2007 (the "Notes") and entered into a new secured credit facility (the "New Credit Facility" and, together with the Offering, the "Financing Plan") pursuant to which the Company may borrow up to $150 million. Net proceeds to the Company, after underwriting discounts, from the Offering totaled $100.3 million. In addition, holders of the Company's subordinated notes exchanged such notes, together with accrued but unpaid interest thereon, for shares of the Company's Series A Preferred Stock, par value $0.01 per share, or Series A Preferred Interests of the Company's OCIH LLC subsidiary. The proceeds from the Financing Plan were used by the Company to repay all outstanding amounts under its then-existing facility.

     The New Credit Facility consists of an immediately available revolving line of credit facility providing for borrowings of up to $110.0 million and a $40.0 million term loan facility that, upon the request of the Company, will become available subject to the approval of the lenders under the New Credit Facility. At December 31, 1997, the outstanding borrowings under the New Credit Facility were $29.15 million. The New Credit Facility is secured by all of the assets and capital stock of OCI North, OCI South and OCIH LLC. Permitted borrowings under the New Credit Facility are subject to various conditions, including the attainment of certain performance measures by the Company.

     The Company's growth since its formation in April 1996 has been facilitated by strategic acquisitions that have substantially increased the Company's inventory of advertising display faces. The Company currently operates approximately 14,400 advertising displays in 12 midwestern and southeastern states. The Company intends to continue its growth by pursuing an aggressive acquisition strategy emphasizing acquisitions in new markets as well as those currently served by the Company. In the past, its acquisitions have been funded by borrowings under its credit facilities. To finance future acquisitions, the Company will likely be required to borrow under the New Credit Facility. In addition, the Company may require additional debt or equity financing. There can be no assurance that such additional sources of funding will be available on terms acceptable to the Company.

     The Company's primary sources of cash are net cash generated from operating activities and borrowings under the New Credit Facility. The Company's net cash provided from operations increased $2.5 million, or 67.3%, to $6.1 million for the six months ended December 31, 1997 compared to $3.6 million for the six months ended December 31, 1996. Net cash used in investing activities was $18.7 million for the six months ended December 31, 1997, resulting primarily from acquisitions and capital expenditures. Net cash provided by financing activities was $13.1 million for the six months ended December 31, 1997, resulting primarily from net borrowings under the New Credit Facility and the Notes.

     The Company made capital expenditures of $2.4 million during the six months ended December 31, 1997 compared to $1.6 million during the six months ended December 31, 1996.

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

REGULATION OF TOBACCO ADVERTISING

     In June 1997, it was reported that certain cigarette manufacturers who are defendants in numerous class-action suits throughout the United States have reached agreement with the Attorneys General of various states for an out of court settlement with respect to such suits. The settlement is subject to various conditions including approval and implementing legislation by the United States Congress. A reduction in outdoor advertising by the tobacco industry would cause an immediate reduction in the Company's direct revenue from such advertisers at least in the immediate term following the imposition of such ban while alternate sources of advertising are secured. Such ban would also increase the available space on the existing inventory of billboards in the outdoor advertising industry. This could in turn result in a reduction of outdoor advertising rates in each of the Company's outdoor advertising markets or limit the ability of industry participants to increase rates for some period of time. Accordingly, there can be no assurance that the Company will immediately replace tobacco industry advertising revenue in the event of a total ban of tobacco advertising on outdoor billboards and signs and the consequences of such ban could have a material adverse affect on the Company.

     In addition, the State of Mississippi has entered into a separate settlement of litigation with the tobacco industry. This settlement is not conditioned on federal government approval and provides for the elimination of all outdoor advertising of tobacco products by February 1998 in Mississippi.
The Company operates approximately 595 outdoor advertising displays in markets in Mississippi and approximately $0.3 million of its approximately $3.7 million in net revenues in Mississippi for the fiscal year ended June 30, 1997 were attributable to tobacco advertising. Further, the settlement of tobacco-related claims and litigation in other jurisdictions may also adversely affect outdoor advertising revenues; however, the Company does not believe that the settlement will have a material adverse effect on the financial condition or operations of the Company.

INFLATION

          In the last three years, inflation has not had a significant impact on the Company.

                          PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          In July 1997, the Company and a prospective seller agreed to terminate a contract to purchase the assets of an outdoor advertising company for which the Company had tendered a deposit in the form of a letter of credit in the amount of $1.0 million. The Company and the seller have each made claims to the deposit and, while the Company believes that it is entitled to have the deposit returned, there can be no assurance that the Company will be successful in recovering the deposit. Pursuant to the contract, the prospective seller has filed for arbitration before the Center for Public Resources and seeks an order permitting it to draw upon the letter of credit. The Company does not believe that any losses incurred by it in connection with this matter would have a material impact on the financial condition or results of operations of the Company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits:
               --------

               3.1 Amended and Restated Certificate of Incorporation of the Company(1)

               3.2  By-laws of the Company(1)

               Exhibit 27.1    Financial Data Schedule

          b.   Reports on Form 8-K: No reports on Form 8-K were filed by the
               -------------------
               Company during the period covered by this report.

          ---------------
          (1) Incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (333-28489) as declared effective by the Commission on August 12, 1997.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OUTDOOR COMMUNICATIONS, INC.


February __ 1998                         /s/ John C Stanley IV
                                         --------------------------------
                                         John C Stanley IV
                                         Chairman and Chief Executive Officer



February __ 1998                         /s/ Ricky W. Thomas
                                         --------------------------------
                                         Ricky W. Thomas
                                         Chief Financial Officer and Treasurer
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NUMBER      DESCRIPTION                         PAGE
--------------      -----------                         ----
3.1                 Amended and Restated Certificate of Incorporation of the
                    Company(1)

3.2                 By-laws of the Company(1)

Exhibit  27         Financial Data Schedule


---------------
(1) Incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (333-28489) as declared effective by the Commission on August 12, 1997.