Form 10-Q
period 1998-03-31
OUTDOOR COMMUNICATIONS INC /DE/
filed 1998-05-14
CIK 1040332

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended March 31, 1998.

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

Registrant's telephone number, including area code (601) 286-3334
                                                  ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

     As of April 30, 1998 there were issued and outstanding 8,417.72 shares of the registrant's Class A Common Stock, par value $0.01 per share, and 3,689.28 shares of the registrant's Class B Common Stock, par value $0.01 per share.

                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                          Page No.

        Item 1. Financial Statements:

                Condensed Consolidated Balance Sheets at March 31,
                1998 (unaudited) and June 30, 1997.........................  1

                Condensed Consolidated Statements of Operations for the
                Three Months Ended March 31, 1998 and 1997 (unaudited)
                and the Nine Months Ended March 31, 1998 and 1997
                (unaudited)................................................  3

                Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended March 31, 1998 and 1997 (unaudited)......  4

                Notes to Condensed Consolidated Financial Statements.......  5

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................ 11

PART II  OTHER INFORMATION

        Item 1. Legal Proceedings.......................................... 17

        Item 2. Changes in Securities and Use of Proceeds.................. 17

        Item 6. Exhibits and Reports on Form 8-K........................... 17

                        PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                         OUTDOOR COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets



                                                                   March 31,            June 30,
                                                                     1998                 1997
                                                                 ------------         ------------
                         Assets                                   (unaudited)
                        -------
Current assets:
 Cash and cash equivalents                                       $  1,137,836         $  1,712,827
 Trade accounts receivable, less allowance for doubtful
  accounts of $354,395 at March 31, 1998 and
  $317,914 at June 30, 1997                                         6,613,323            7,253,391
 Refundable income taxes                                              200,058              616,100
 Prepaid rent expense                                               2,028,436            1,805,431
 Other assets                                                       1,283,560              978,023
 Deferred income taxes                                                420,785              438,967
                                                                 ------------         ------------

       Total current assets                                        11,683,998           12,804,739
                                                                 ------------         ------------

Property and equipment, net                                        61,021,474           55,786,503
Intangible assets, less accumulated amortization                   83,091,162           72,239,682
Deferred financing costs (net of accumulated
 amortization of $352,230 at March 31, 1998 and
 $797,622 at June 30, 1997)                                         5,015,546            4,240,033
Other assets                                                          418,378              605,899
                                                                 ------------         ------------


       Total assets                                              $161,230,558         $145,676,856
                                                                 ============         ============

See accompnaying notes to condensed consolidated financial statements.

                                                                   March 31,              June 30,
                                                                     1998                   1997
                                                                 ------------         ------------
     Liabilities and Stockholders' Equity (Deficit)               (unaudited)
     ----------------------------------------------
Current liabilities:
   Current installments of long-term debt                        $  5,876,875         $  5,876,875
   Trade accounts payable                                             871,658              760,257
   Income taxes payable                                                   -                615,418
   Accrued salaries, wages and benefits                               731,258            1,187,104
   Accrued interest                                                 1,274,954              541,895
   Other accrued expenses                                           1,233,187              491,848
   Deferred advertising revenues and non-compete income               386,913              405,500
                                                                 ------------         ------------
      Total current liabilities                                    10,374,845            9,878,897
                                                                 ------------         ------------

Long-term debt:
 Credit facility, excluding current installments                   34,400,000          115,650,000
 Senior subordinated notes                                        105,000,000                  -
 Subordinated debt                                                        -             22,425,000
Deferred income taxes                                               2,657,981            4,070,180
Preferred interests of a subsidiary                                 5,483,616                  -
Accrued interest                                                          -              1,671,666
Deferred non-compete income, less current portion                         -                 26,667
                                                                 ------------         ------------
      Total liabilities                                           157,916,442          153,722,410
                                                                 ------------         ------------

Stockholders' equity (deficit):
 Series A preferred stock, $0.01 par value.  Authorized
  300,000 shares; issued and outstanding 186,220.93
  shares at March 31, 1998 (liquidation preference of
  $20,018,750)                                                          1,862                  -
Undesignated preferred stock, $0.01 par value.
  Authorized 4,700,000 shares; none issued and
  outstanding at March 31, 1998                                           -                    -
Class A common stock, $0.01 par value.  Authorized
  10,000 shares; issued and   outstanding 8,385.72
  shares at March 31, 1998 and June 30, 1997                               84                   84
Class B common stock, $0.01 par value.  Authorized
  10,000 shares; issued and outstanding 3,689.28 shares
  at March 31, 1998 and June 30, 1997                                      37                   37
Additional paid-in capital                                         22,431,707            3,811,475
Accumulated deficit                                               (19,119,574)         (11,857,150)
                                                                  ------------         ------------
      Total stockholders' equity (deficit)                          3,314,116           (8,045,554)
                                                                  ------------         ------------

Commitments and contingencies

      Total liabilities and stockholders' equity  (deficit)       $161,230,558         $145,676,856
                                                                  ============         ============

See accompanying notes to condensed consolidated financial statements.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (unaudited)

                                                Three Months Ended                      Nine Months Ended
                                                     March 31,                               March 31,
                                      ------------------------------------------------------------------------------
                                              1998                1997                1998                1997
                                              ----                ----                ----                ----
Gross revenues                             $14,634,688         $11,858,981         $45,165,228          $35,105,189
Less agency commissions                      1,299,787           1,120,283           4,112,877            3,363,915
                                           -----------         -----------         -----------          -----------

       Net revenues                         13,334,901          10,738,698          41,052,351           31,741,274
                                           -----------         -----------         -----------          -----------

Operating expenses:
 Direct operating expenses                   4,646,236           3,717,651          13,826,106           10,330,816
 Selling, general, and administrative        3,852,826           3,085,250          11,406,468            8,502,570
 Depreciation and amortization               3,498,695           3,582,451          10,268,854            7,256,820
                                           -----------         -----------         -----------          -----------

       Total operating expenses             11,997,757          10,385,352          35,501,428           26,090,206
                                           -----------         -----------         -----------          -----------

       Operating income                      1,337,144             353,346           5,550,923            5,651,068

 Interest expense                           (3,260,773)         (2,761,278)         (9,635,629)          (7,597,020)
 Gain (loss) on disposal of equipment            7,082             (94,926)            (81,420)             (94,816)
 Other income (expense), net                  (274,355)             71,003            (349,691)             147,365
 Expenses written off related to proposed
 equity offering                                     -                   -            (148,506)                   -
                                           -----------         -----------         -----------          -----------

       Loss before income taxes and
        extraordinary item                  (2,190,902)         (2,431,855)         (4,664,323)          (1,893,403)

Income tax benefit                          (1,062,033)           (649,601)            (77,971)            (439,605)
                                           -----------         -----------         -----------          -----------

        Loss before extraordinary           (1,128,869)         (1,782,254)         (4,586,352)          (1,453,798)
        item

Extraordinary loss from early
 extinguishment of debt, net of
 income tax benefit of $1,710,931                    -                   -          (2,676,072)                   -
                                           -----------         -----------         -----------          -----------


          Net loss                         $(1,128,869)        $(1,782,254)        $(7,262,424)         $(1,453,798)
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

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                          Nine Months Ended
                                                                              March 31,
                                                                 -----------------------------------
                                                                     1998                  1997
                                                                 -------------          ------------
Net cash provided by operating activities                        $   6,897,966          $  4,674,010
                                                                 -------------          ------------

Cash flows from investing activities:
 Purchase of Jennings Outdoor, Inc. and Jennings Media
  Services, LLC                                                    (14,159,837)                  -
 Purchase of Skoglund Communications, Inc. and Skoglund
  Communications of St. Cloud, Inc.                                        -             (21,246,850)

 Purchase of Outdoor West of Tennessee                                     -             (11,802,444)
 Purchase of other companies                                        (6,690,124)           (8,417,714)
 Capital expenditures                                               (4,616,771)           (2,293,566)
 Deferred acquisition costs                                           (475,893)           (1,478,222)
 Proceeds from sale of equipment                                        87,444                   -
                                                                 -------------          ------------
          Net cash used in investing activities                    (25,855,181)          (45,238,796)
                                                                 -------------          ------------

Cash flows from financing activities:
 Proceeds from issuance of senior subordinated notes               105,000,000                   -
 Borrowings under long-term debt agreement                          41,050,000            52,300,000
 Repayment of long-term debt                                      (122,300,000)           (7,100,000)
 Deferred financing costs                                           (5,367,776)           (1,728,268)
 Proceeds from issuance of subordinated notes                              -                 325,000
 Proceeds from issuance of common stock                                    -                 175,000
 Payments on obligation under non-compete agreement                        -                (100,000)
                                                                 -------------          ------------
          Net cash provided by financing activities                 18,382,224            43,871,732
                                                                 -------------          ------------

Net (decrease) increase in cash and cash equivalents                  (574,991)            3,306,946
Cash and cash equivalents at beginning of the period                 1,712,827             1,259,441
                                                                 -------------          ------------
Cash and cash equivalents at end of the period                   $   1,137,836          $  4,566,387
                                                                 =============          ============

Supplemental cash flow disclosures:
 Cash paid for interest                                          $   9,129,772          $  5,917,804
 Cash paid for income taxes                                            189,280                57,196

Supplemental noncash financing activities:
 Preferred stock issued in exchange for subordinated
  debt including accrued interest of $1,332,093                  $  18,622,093          $        -

 Preferred interests issued in exchange for subordinated
  debt including accrued interest of $348,616                        5,483,616                   -

See accompanying notes to condensed consolidated financial statements.

                         OUTDOOR COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                   Nine months ended March 31, 1998 and 1997
                                  (Unaudited)



Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements of Outdoor Communications, Inc. and subsidiaries, (the Company) have been prepared in conformity with generally accepted accounting principles and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Special Financial Report on Form 10-K for the fiscal year ended June 30, 1997. Certain 1997 financial statement amounts have been reclassified to conform to the 1998 presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the nine month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending June 30, 1998.

Property and Equipment
----------------------

Major categories of property, plant, and equipment at March 31, 1998 and June 30, 1997 were as follows:

                                                    Estimated           March 31,            June 30,
                                                   Life (Years)           1998                 1997
                                                   ------------       -----------          -----------
                                                                       (unaudited)
Land                                                     --           $ 1,670,626          $ 1,610,126
Building and improvements                              10-25            1,481,293            1,469,852
Advertising structures                                  8-15           66,808,650           57,910,710
Leasehold improvements                                  2-20            1,083,734              872,674
Equipment                                               3-10            4,938,673            4,317,355
Construction in progress                                 --               368,541              102,666
                                                                      -----------          -----------
                                                                       76,351,517           66,283,383
Less accumulated depreciation                                          15,330,043           10,496,880
                                                                      -----------          -----------
           Net property and equipment                                 $61,021,474          $55,786,503
                                                                      ===========          ===========

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements, Continued

Intangible Assets
------------------

Intangible assets at March 31, 1998 and June 30, 1997 consist of the following:

                                                    Estimated          March 31,           June 30,
                                                   Life (Years)         1998                 1997
                                                   ------------      -----------         -----------
                                                                     (unaudited)
   Covenants not to compete                             4-10         $ 8,780,667         $ 8,495,667
   Goodwill                                            20-25          60,794,046          46,619,981
   Customer lists                                        8            28,218,644          26,833,154
                                                                     -----------         -----------
                                                                      97,793,357          81,948,802
   Less accumulated amortization                                      14,702,195           9,709,120
                                                                     -----------         -----------

                                                                     $83,091,162         $72,239,682
                                                                     ===========         ===========

Public Offering of Senior Subordinated Notes
--------------------------------------------

On August 15, 1997, the Company completed a Public Note Offering (the Offering) of $105 million aggregate principal amount of 9.25% subordinated notes due August 15, 2007 (the Notes). Net proceeds of the Offering, after deduction of associated expenses, were approximately $100.3 million. Accrued interest on the Notes is payable in semi-annual installments on each February 15 and August 15, commencing February 15, 1998. The Notes are redeemable at the Company's option, in whole or in part, at any time on or after August 15, 2002 in accordance with a prepayment premium as described in the indenture governing the Notes. Other prepayments may occur prior to August 15, 2000 based on certain limitations as described in the indenture governing the Notes.

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

New Credit Facility
-------------------

Simultaneous to the Offering, the Company entered into a new $150 million senior credit facility (New Credit Facility) with The Chase Manhattan Bank and a syndicate consisting of various other financial institutions (collectively, the New Bank). The New Credit Facility consists of a Revolving Loan Commitment (the New Revolver) of $110 million and a Term Loan Commitment for $40 million (collectively the New Borrowings). The New Revolver matures on December 21, 2004 and the Term Loan Commitment matures on June 30, 2005. The New Credit Facility provides for annual reductions in the New Revolver and amortization of the term loan facility. Collateral includes a first lien on all tangible and intangible property of the Company, assignment of all leases, and guaranties by the Company's subsidiaries.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements, Continued

The New Credit Facility enables the Company to borrow funds at a rate equal to 2.25% plus LIBOR or 1.0% over the New Bank's base rate, as defined. The New Credit Facility also enables the Company to realize a lower interest rate if its leverage ratio meets certain levels as stipulated in the Credit Facility. For the quarter ended March 31, 1998, the average interest rate under the New Credit Facility was 8.04%. Accrued interest is payable in quarterly installments on March 31, June 30, September 30, and December 31. The Credit Facility also requires payment of a commitment fee of 0.375% per annum, which may be reduced based on the Company's leverage ratio, on the daily average aggregate unutilized commitment from the Bank. Accrued commitment fees are due quarterly on March 31, June 30, September 30, and December 31.

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

As of March 31, 1998, borrowings under the New Revolver totaled $34.4 million. The Company has the right to prepay the Borrowings in whole or in part, without premium or penalty, as stipulated in the New Credit Facility.

Preferred Stock
---------------

In July 1997, the Company entered into an agreement, effective June 30, 1997, with the Company's Series A and B subordinated debt holders to exchange such notes and accrued and unpaid interest through June 30, 1997 thereon, for Series A preferred stock and/or preferred interest in OCIH LLC (OCIH) (the Debt Conversion).

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements, Continued


The Board of Directors has authorized 5,000,000 shares of preferred stock, par value $0.01 per share, of which 300,000 shares are designated Series A (Series A Preferred Stock) and 4,700,000 shares are undesignated (Undesignated Preferred Stock). Upon the closing of the Public Note Offering on August 15, 1997, 186,220.93 shares of Series A Preferred Stock were issued in exchange for subordinated notes and the related unpaid and accrued interest thereon through June 30, 1997, totaling $17,290,000 and $1,332,093, respectively, resulting in a corresponding increase in stockholders' equity of $18,622,093. Additionally, $5,135,000 of subordinated notes and $348,616 of unpaid and accrued interest thereon through June 30, 1997 were assigned by certain subordinated note holders to OCIH in exchange for all of the preferred interests of OCIH.

No dividends will be declared or paid on the common stock during any year unless the full amount of accrued dividends on the Series A Preferred Stock has been paid. Upon declaration, the holders of the Series A Preferred Stock are entitled to cumulative cash dividends of $10 per annum, per share.

In the event of liquidation or dissolution of the Company, the holders of the Series A Preferred Stock are entitled to receive a preferential amount equal to $100 per share of the issued and outstanding Series A Preferred Stock and a further preferential amount equal to all declared and unpaid dividends thereon. The liquidation amount of $20.0 million as of March 31, 1998 includes $1.4 million of cumulative preferred dividends. This liquidation value will be paid before the payment or distribution of any assets of the Company to the holders of the common stock.

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

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements, Continued


The Company also consummated five smaller acquisitions consisting of approximately 349 display faces during the nine months ended March 31, 1998 for aggregate cash payments of $6.7 million. The acquisitions have been accounted for using the purchase method.

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

Commitments and Contingencies
-----------------------------

In July 1997, the Company and a prospective seller agreed to terminate a contract for the Company to purchase the assets of an outdoor advertising company. The Company tendered a deposit in the form of a letter of credit in the amount of $1.0 million in connection with the proposed purchase. After termination of the purchase contract, the Company and the prospective seller each made claims to the deposit. Pursuant to the contract, the prospective seller filed for arbitration before the Center for Public Resources seeking an order permitting it to draw upon the letter of credit. In March 1998, the Company and prospective seller reached a settlement agreement pursuant to which the Company paid to the prospective seller $0.5 million in satisfaction of all claims. This payment is reflected in other expenses in the condensed consolidated statements of operations for the three and nine month periods ended March 31, 1998.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements, Continued


Long-Term Incentive Compensation Plan
-------------------------------------

In February 1998, the Company adopted the 1998 Stock Option and Incentive Plan. As part of the plan, stock options on 621 shares of common stock were granted to senior management with exercise prices ranging from $6,023 to $6,626 per share. The options vest over a five year period with none being currently exercisable.

The Company accounts for its stock option plan under the provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 under which, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.
The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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


RESULTS OF OPERATIONS

Nine Months Ended March 31, 1998 Compared To The Nine Months Ended March 31,
1997.

     The Company's net revenues increased $9.4 million, or 29.3%, to $41.1 million for the nine months ended March 31, 1998 compared to $31.7 million in net revenues for the nine months ended March 31, 1997. This increase was primarily due to revenues from acquisitions completed during the twelve-month period ended March 31, 1998 and increased rates. Occupancy levels declined slightly compared to the same period in 1997, as anticipated, due in part to the absence of revenues related to the 1996 Olympics in the Company's Georgia and Birmingham divisions.

     The Company's direct operating expenses increased $3.5 million, or 33.8%, to $13.8 million for the nine months ended March 31, 1998 compared to $10.3 million in direct operating expenses for the nine months ended March 31, 1997. Operating expenses attributed to the Skoglund companies, acquired by the Company on October 31, 1996, Outdoor West of Tennessee, acquired by the Company on March 31, 1997 and the Jennings companies, acquired by the Company on October 1, 1997, accounted for $2.7 million of the increase in direct operating expenses. The remaining $0.8 million of the increase was directly related to operating expenses associated with in-market acquisitions and normal inflationary cost increases.

     The Company's selling, general and administrative expenses increased $2.9 million, or 34.2%, to $11.4 million for the nine months ended March 31, 1998 compared to $8.5 million in selling, general and administrative expenses for the nine months ended March 31, 1997. Increased selling, general and administrative expenses attributable to the Skoglund companies, Outdoor West of Tennessee and the Jennings companies, accounted for $1.6 million of this increase. The remaining $1.3 million of the increase was due to costs generated by in-market acquisitions, increases in corporate overhead and normal inflationary cost increases.

     The Company's depreciation and amortization expense increased $3.0 million, or 41.5%, to $10.3 million for the nine months ended March 31, 1998 compared to $7.3 million in depreciation and amortization expense for the nine months ended March 31, 1997. This increase was a result of the acquisitions previously discussed which were completed in the last twelve months.

     The Company's operating expenses, excluding depreciation and amortization, as a percentage of net revenues for the nine months ended March 31, 1998 increased to 61.5% compared to operating expenses, excluding depreciation and amortization, as a percentage of net revenues of 59.3% for the nine months ended March 31, 1997.

     The Company's interest expense increased $2.0 million, or 26.8%, to $9.6 million for the nine months ended March 31, 1998 compared to $7.6 million in interest expense for the nine months ended March 31, 1997. The increase is attributable to debt incurred as a result of acquisitions completed during the twelve months ending March 31, 1998.

     During the nine months ended March 31, 1998 the Company recognized an extraordinary loss of $2.7 million, net of an income tax benefit of $1.7 million. This loss was due to the write-off of deferred financing costs related to its previous credit facility which was refinanced in August of 1997.

     As a result of the foregoing factors, the Company's net loss for the nine months ended March 31, 1998 was $7.3 million as compared to $1.5 million of net loss for the nine months ended March 31, 1997.

Three Months Ended March 31, 1998 Compared To The Three Months Ended March 31, 1997

     The Company's net revenues increased $2.6 million, or 24.2%, to $13.3 million for the three months ended March 31, 1998 compared to $10.7 million in net revenues for the three months ended March 31, 1997. This increase was primarily due to revenues from acquisitions completed during the twelve-month period ended March 31, 1998.

     The Company's direct operating expenses increased $0.9 million, or 25.0%, to $4.6 million for the three months ended March 31, 1998 compared to $3.7 million in direct operating expenses for the three months ended March 31, 1997. Operating expenses attributed to Outdoor West of Tennessee and the Jennings companies, accounted for $0.7 million of the increase in direct operating expenses. The remaining $0.2 million of the increase was directly related to operating expenses associated with in-market acquisitions and normal inflationary cost increases.

     The Company's selling, general and administrative expenses increased $0.8 million, or 24.9%, to $3.9 million for the three months ended March 31, 1998 compared to $3.1 million in selling, general and administrative expenses for the three months ended March 31, 1997. Increased selling, general and administrative expenses attributable to Outdoor West of Tennessee and the Jennings companies, accounted for $0.4 million of this increase. The remaining $0.4 million of the increase was due to costs generated by in-market acquisitions, increases in corporate overhead and normal inflationary cost increases.

     The Company's depreciation and amortization expense decreased $0.1 million, or 2.3%, to $3.5 million for the three months ended March 31, 1998 compared to $3.6 million in depreciation and amortization expense for the three months ended March 31, 1997. This decrease was due primarily to longer amortization lives of deferred financing costs associated with the Senior Subordinated Notes.

     The Company's operating expenses, excluding depreciation and amortization, as a percentage of net revenues for the three months ended March 31, 1998 increased to 63.7% compared to operating expenses, excluding depreciation and amortization, as a percentage of net revenues of 63.3% for the three months ended March 31, 1997.

     The Company's interest expense increased $0.5 million, or 18.1%, to $3.3 million for the three months ended March 31, 1998 compared to $2.8 million in interest expense for the three months ended March 31, 1997. The increase was due to debt incurred as a result of acquisitions completed during the twelve months ending March 31, 1998.

     As a result of the foregoing factors, the Company's net loss for the three months ended March 31, 1998 was $1.1 million as compared to $1.8 million of net loss for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds.

     On August 15, 1997, the Company successfully completed a public offering (the "Offering") of $105,000,000 aggregate principal amount of its 9 1/4% Senior Subordinated Notes due 2007 (the "Notes") and entered into a new secured credit facility (the "New Credit Facility") pursuant to which the Company may borrow up to $150 million. Net proceeds to the Company, after underwriting discounts, from the Offering totaled $100.3 million. In addition, holders of the Company's subordinated notes exchanged such notes, together with accrued but unpaid interest thereon, for shares of the Company's Series A Preferred Stock, par value $0.01 per share, or Series A Preferred Interests of the Company's OCIH LLC subsidiary. The proceeds from the Financing Plan were used by the Company to repay all outstanding amounts under its then-existing facility.

     The New Credit Facility consists of an immediately available revolving line of credit facility providing for borrowings of up to $110.0 million and a $40.0 million term loan facility that, upon the request of the Company, will become available subject to the approval of the lenders under the New Credit Facility. At March 31, 1998, the outstanding borrowings under the New Credit Facility were $34.4 million. The New Credit Facility is secured by all of the assets and capital stock of OCI North, OCI South and OCIH LLC. Permitted borrowings under the New Credit Facility are subject to various conditions, including the attainment of certain performance measures by the Company.

     The Company's growth since its formation in April 1996 has been facilitated by strategic acquisitions that have substantially increased the Company's inventory of advertising display faces. The Company currently operates approximately 14,700 advertising displays in 12 midwestern and southeastern states. The Company intends to continue its growth by pursuing an aggressive acquisition strategy emphasizing acquisitions in new markets as well as those currently served by the Company. In the past, its acquisitions have been funded by borrowings under its credit facilities. To finance future acquisitions, the Company will likely be required to borrow under the New Credit Facility. In addition, the Company may require additional debt or equity financing. There can be no assurance that such additional sources of funding will be available on terms acceptable to the Company.

     The Company's primary sources of cash are net cash generated from operating activities and borrowings under the New Credit Facility. The Company's net cash provided from operations increased $2.2 million, or 47.6%, to $6.9 million for the nine months ended March 31, 1998 compared to $4.7 million for the nine months ended March 31, 1997. Net cash used in investing activities was $25.9 million for the nine months ended March 31, 1998, resulting primarily from acquisitions and capital expenditures. Net cash provided by financing activities was $18.4 million for the nine months ended March 31, 1998, resulting primarily from net borrowings under the New Credit Facility and the Notes.

     The Company made capital expenditures of $4.6 million during the nine months ended March 31, 1998 compared to $2.3 million during the nine months ended March 31, 1997.

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

REGULATION OF TOBACCO ADVERTISING

     In June 1997, it was reported that certain cigarette manufacturers who are defendants in numerous class-action suits throughout the United States have reached agreement with the Attorneys General of various states for an out of court settlement with respect to such suits. The settlement is subject to various conditions including approval and implementing legislation by the federal government. A reduction in outdoor advertising by the tobacco industry would cause an immediate reduction in the Company's direct revenue from such advertisers at least in the immediate term following the imposition of such ban while alternate sources of advertising are secured. Such ban would also increase the available space on the existing inventory of billboards in the outdoor advertising industry. This could in turn result in a reduction of outdoor advertising rates in each of the Company's outdoor advertising markets or limit the ability of industry participants to increase rates for some period of time. Accordingly, there can be no assurance that the Company will immediately replace tobacco industry advertising revenue in the event of a total ban of tobacco advertising on outdoor billboards and signs and the consequences of such ban could have a material adverse affect on the Company.

     In addition, the State of Mississippi has entered into a separate settlement of litigation with the tobacco industry. This settlement is not conditioned on federal government approval and provides for the elimination of all outdoor advertising of tobacco products by February 1998 in Mississippi.
The Company operates approximately 600 outdoor advertising displays in markets in Mississippi and approximately $0.3 million of its approximately $3.7 million in net revenues in Mississippi for the fiscal year ended June 30, 1997 were attributable to tobacco advertising. Further, the settlement of tobacco-related claims and litigation in other jurisdictions may also adversely affect outdoor advertising revenues; however, the Company does not believe that the settlement will have a material adverse effect on the financial condition or operations of the Company.

INFLATION

     In the last three years, inflation has not had a significant impact on the Company.

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In July 1997, the Company and a prospective seller agreed to terminate a contract for the Company to purchase the assets of an outdoor advertising company. The Company tendered a deposit in the form of a letter of credit in the amount of $1.0 million in connection with the proposed purchase. After termination of the purchase contract, the Company and the prospective seller each made claims to the deposit. Pursuant to the contract, the prospective seller filed for arbitration before the Center for Public Resources seeking an order permitting it to draw upon the letter of credit. In March 1998, the Company and prospective seller reached a settlement agreement pursuant to which the Company paid to the prospective seller $0.5 million in satisfaction of all claims.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In February 1998, the Company issued options to purchase 621 shares of Common Stock to employees of the Company pursuant to the Company's 1998 Stock Option and Incentive Plan. The Company believes that such issuances are exempt from the registration requirements of the Securities Act by reason of Rule 701 promulgated thereunder because the issuance of the options described was pursuant to a written compensatory benefit plan of the Company, a copy of which was given to each participant in the plan, and the aggregate offering price did not exceed the limit prescribed by Rule 701.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5.   OTHER INFORMATION

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits:
               --------

               3.1 Amended and Restated Certificates of Incorporation of the Company (1)

               3.2  By-laws of the Company (1)

               10.1 Outdoor Communications, Inc. 1998 Stock Option and Incentive Plan

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

                                    OUTDOOR COMMUNICATIONS, INC.


May 14, 1998                             /s/ John C Stanley IV
                                         ---------------------
                                         John C Stanley IV
                                           Chairman and Chief Executive Officer



May 14, 1998                             /s/ Ricky W. Thomas
                                         -------------------
                                         Ricky W. Thomas
                                           Chief Financial Officer and Treasurer
                                           (Principal Accounting Officer)

                                 Exhibit Index
                                 -------------


EXHIBIT NUMBER      DESCRIPTION
-----------------------------------------------------------------------------

3.1                 Amended and Restated Certificate of Incorporation of the
                    Company (1)

3.2                 By-laws of the Company (1)

10.1                Outdoor Communications, Inc. 1998 Stock Option and
                    Incentive Plan

27                  Financial Data Schedule


--------------
(1) Incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (333-28489) as declared effective by the Commission on August 12, 1997.