Form 10-K405
period 1998-06-30
OUTDOOR COMMUNICATIONS INC /DE/
filed 1998-09-28
CIK 1040332

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                    ---------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       Commission file number 000-22713

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No ___
                                               -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       [X]

     As of August 3, 1998, there were issued and outstanding 8,417.72 shares of the registrant's Class A Common Stock, par value $.01 per share, and 3,689.28 shares of the registrant's Class B Common Stock, par value $.01 per share.


                  Documents Incorporated by Reference:  None

__________________

PART I

ITEM 1.

BUSINESS

THE COMPANY


     OCI is a leading provider of outdoor advertising services, operating approximately 14,700 advertising displays in 12 midwestern and southeastern states. The Midwest and Southeast are attractive markets for outdoor advertising with stable, growing economies and a significant number of advertisers in diverse industries such as retail sales, health care, agriculture and manufacturing. The Company focuses on small- to medium-sized markets with populations ranging from 15,000 to 150,000 and is the largest outdoor advertising company in most of the markets in which it operates. Management believes that operating in small- to medium-sized markets provides certain advantages over operating in large markets, including lower and more stable lease costs, greater new build opportunities and more attractive acquisition opportunities.

     On April 3, 1996, the Company's current structure emerged with its acquisitions and consolidation of OCI North and OCI South. OCI South was founded in 1972 by John C Stanley IV and A.B. Isbell upon their acquisition of outdoor advertising assets in the region around Memphis, Tennessee. Through dedication to customer service and product quality and the consummation of numerous acquisitions, OCI South grew its operations to more than 2,600 display faces in six states by April 1996. In 1989, OCI North was formed by Messrs. Stanley and Isbell to complete the acquisition of Dingeman Advertising, Inc., an outdoor advertising company based in Traverse City, Michigan. Through additional acquisitions and new construction, OCI North grew its operations to more than 2,800 display faces in three states by April 1996. See "Certain Relationships and Related Transactions--The Formation Transactions." The Company believes that the success of its management team in developing and expanding its operations has made OCI a significant competitor in the outdoor advertising industry.


INDUSTRY OVERVIEW


     Outdoor advertising offers repetitive impact and relatively low cost-per-thousand impressions compared to alternative media, including television, radio, newspapers, magazines and direct mail marketing. The outdoor advertising industry in the United States has experienced increased advertiser interest and revenue growth during the 1990's. According to recent estimates by the Outdoor Advertising Association of America (the `'OAAA''), the trade association for the outdoor advertising industry, outdoor advertising generated total revenues of approximately $2.1 billion in 1997.

     Although the outdoor advertising industry has gained increased prominence in recent years, the industry itself dates back to the late nineteenth century when companies began renting spaces on wooden boards or fences for advertising `'bills'' which were pasted or posted to the rented spaces. The industry grew dramatically from the 1920s to the 1960s, with the significant increase in automobile travel and highway and freeway construction and improvement. As roadside advertising became more popular with advertisers, the displays used by the industry evolved from posters to more permanent billboards in standard sizes located in highly visible, high-traffic locations.

     In more recent times, the outdoor advertising industry has experienced significant changes due to a number of factors. First, the outdoor advertising industry has increased its visibility with and attractiveness to a diversified set of local advertisers as well as national retail and consumer product-oriented companies to offset the decline in the use of tobacco advertising in recent years. Second, the industry has benefitted significantly from improvements in production technology, including the use of computer printing, vinyl advertising copy and improved lighting techniques, which have facilitated a more dynamic, colorful and creative use of the medium. These technological advances have permitted the outdoor advertising industry to respond more promptly and cost effectively to the changing needs of its advertising customers and make greater use of advertising copy used in other media. Third, the outdoor advertising industry has benefitted from the growth in automobile travel time for business and leisure due to increased highway congestion and continued demographic shifts of residences and businesses from the cities to outlying suburbs. The study most recently published by the Office of Highway Information Management of the Federal Highway Administration indicated that, during the period from 1983 to 1990, licensed drivers in the United States increased by 11%, vehicles owned increased by 15%, the number of vehicle trips increased by 25% and vehicle miles increased by 40%. The Company believes that these trends demonstrate that consumer exposure to existing billboard structures also increased during this period.

     Advertisers purchase outdoor advertising for a number of reasons. Outdoor advertising offers repetitive impact and a relatively low cost per-thousand impressions, a commonly used media measurement, as compared to television, radio, newspapers, magazines and direct mail marketing. This cost-effectiveness makes outdoor advertising a good vehicle to build mass market support. In addition, outdoor advertising can be used to target a defined audience in a specific location and, therefore, can be relied upon by local businesses concentrating on a particular geographic area where customers have specific demographic characteristics. For instance, restaurants, motels, service stations and similar roadside businesses use outdoor advertising to reach potential customers close to the point of sale and provide directional information. Other local businesses such as television and radio stations and consumer products companies may wish to appeal more broadly to customers and consumers in the local market. National brand name advertisers may use the medium to attract customers generally and build brand awareness. In all cases, outdoor advertising can be combined with other media such as radio and television to reinforce messages being provided to consumers.

     The outdoor advertising industry is comprised of several large outdoor advertising and media companies with operations in multiple markets, as well as many smaller local companies operating a limited number of structures in a single or few local markets. While the industry has experienced some consolidation within the past few years, the OAAA estimates that there are still approximately 800 companies in the outdoor advertising industry operating approximately 396,000 billboard displays. The Company expects the trend of consolidation in the outdoor advertising industry to continue.


OPERATING STRATEGY

     The Company's objective is to be a leading provider of outdoor advertising services in small- to medium-sized markets across the United States. To achieve this objective, the Company plans to both increase its penetration in its existing markets and expand into attractive new markets. The Company has historically implemented, and intends to continue to pursue, the following operating strategy:

     Pursue Strategic Acquisitions. The Company seeks to continue its growth by pursuing an aggressive acquisition strategy emphasizing both in-market and new market acquisitions. The Company believes it has attractive in-market acquisition opportunities which will serve to increase market penetration and enhance local market operating efficiencies. In most instances, in-market acquisitions involve the purchase of display faces only and require no incremental personnel. The Company also intends to pursue new market acquisitions that are either within its existing regions or in new regions where attractive growth and consolidation opportunities exist.

     Leverage Operational Structure. The Company's operational structure provides significant operating leverage to support increased penetration of existing markets and new market expansion. The Company's operations are comprised of 10 divisions, each with its own division headquarters to service its display structures and customers. OCI has centralized management operations in Traverse City, Michigan and Corinth, Mississippi to provide administrative oversight of the divisions through centralized purchasing, a detailed budgeting process, management information systems and strict cost controls. With this infrastructure in place, the Company can generate revenues from newly acquired or constructed display faces at a very attractive incremental margin.

     Focus on Local Advertisers. The Company seeks to continue its local advertiser focus, which management believes provides the Company with a diverse and stable advertiser base, fewer sales subject to agency commissions and greater rate integrity. Local advertising constituted over 83% of the Company's gross revenues for the twelve months ended June 30, 1998. The Company believes that the diversity of its local customer base insulates it from dependence on any one customer or industry.

     Emphasize Twelve-Month Advertising Contracts. The Company seeks to maximize occupancy levels and sales force and production efficiency by focusing on twelve-month advertising contracts. The Company believes that these long-term contracts enhance occupancy levels at stable advertising rates, generate higher renewal rates, increase the predictability of revenues and allow its sales personnel time to provide greater attention to servicing their accounts.

     Capitalize on Experienced Management Team. The Company believes that one of the keys to continuing its growth is its experienced management team. The Company's four-person senior management team has over 73 years of combined experience in the outdoor advertising industry which provides the Company with the market knowledge and relationships necessary to identify and evaluate acquisition candidates. Management's local relationships also provide OCI with the ability to identify and obtain municipal approval for new build opportunities.

RECENT ACQUISITIONS

     The Company has historically relied on an acquisition-based growth strategy that has provided its management with considerable experience in analyzing and negotiating potential acquisitions. In addition, the Company's management has consistently demonstrated its ability to assimilate its acquisitions into the existing structure of the Company. The Company has acquired the assets of 19 outdoor advertising companies over a 27 month period, totaling in excess of 8,800 display faces. None of such acquisitions involved sellers affiliated with the Company. The Company believes that these completed acquisitions have significantly strengthened its market presence in the Midwest and Southeast and have allowed the Company to capitalize on the operating efficiencies and cross-market sales opportunities associated with operating in contiguous markets. The following summarizes the more significant acquisitions:

     The Outdoor West Acquisition.   On March 31, 1997, OCI acquired
substantially all of the assets of Outdoor West for a cash purchase price of $11.8 million. As a result of this acquisition, the Company acquired approximately 960 display faces in Tennessee and a right of first refusal to purchase Outdoor West, Inc. of Georgia, an affiliate of Outdoor West. The acquisition of Outdoor West has strengthened the Company's presence in eastern and central Tennessee.

     The Skoglund Acquisition.   On October 31, 1996, OCI completed the
acquisition of substantially all of the assets of Skoglund for a cash purchase price of $21.0 million. As a result of the acquisition of Skoglund, the Company acquired approximately 1,500 display faces in Minnesota and Wisconsin. These new market areas strengthen OCI's presence in the Midwest.

     The Alabama Outdoor Acquisition.   On April 30, 1996, OCI acquired
approximately 2,900 display faces across North and Central Alabama through its purchase of substantially all of the assets of Alabama Outdoor for a cash purchase price of $34.2 million. By purchasing display faces in the regions around and between Birmingham and Gadsden, Alabama, the Company has been able to strengthen its presence in a growing market.

     The Georgia Outdoor Acquisition.   On April 3, 1996, OCI completed the
acquisition of substantially all of the assets of Georgia Outdoor for a cash purchase price of $11.6 million. As a result of this transaction, the Company acquired approximately 800 display faces in Georgia and South Carolina in the vicinity of Athens, Georgia. This complemented the Company's existing operations in the region around Rome, Georgia.

     The Jennings Acquisition. On October 2, 1997 OCI acquired the stock of Jennings Outdoor, Inc. and the assets of Jennings Media Services, L.L.C. for a cash purchase price of $14.2 million. As a result of this acquisition, the Company acquired approximately 740 display faces in Alabama.

                                                                                                APPROXIMATE
                                                                                                 NUMBER OF
                                     DATE OF                                                     DISPLAYS       ACQUISITION
NAME OF ACQUIRED COMPANY             ACQUISITION           DISPLAY LOCATIONS                     ACQUIRED          TYPE
Bradley Outdoor  ..................  February 1998         Alabama                                     97        In-market
City Signs  .......................  January 1998          Mississippi, Tennessee                     160        In-market
Jennings Outdoor  .................  October 1997          Alabama                                    740        In-market
Crown Outdoor  ....................  September 1997        Tennessee                                   46        In-market
Summey Outdoor  ...................  June 1997             North Carolina/South Carolina              900        In-market
Ellis Outdoor  ....................  April 1997            Alabama                                     80        In-market
Quality Outdoor  ..................  April 1997            Kentucky                                   180        In-market
Outdoor West  .....................  March 1997            Tennessee                                  960       New market
Raven Outdoor  ....................  February 1997         Michigan                                    12        In-market
Scout Outdoor  ....................  February 1997         Tennessee                                  100        In-market
Amor Sign Studios  ................  February 1997         Michigan                                   120        In-market
Pabian Outdoor  ...................  December 1996         Georgia                                     40        In-market
D&S Outdoor  ......................  December 1996         Georgia                                     16        In-market
Crowder Outdoor  ..................  November 1996         Georgia                                    110        In-market
Skoglund  .........................  October 1996          Minnesota/Wisconsin                      1,500       New market
Hawthorne of Birmingham  ..........  October 1996          Alabama                                     23        In-market
Hawthorne of Georgia  .............  September 1996        Georgia                                    110        In-market
Alabama Outdoor  ..................  April 1996            Alabama                                  2,900       New market
Georgia Outdoor  ..................  April 1996            South Carolina/Georgia                     800       New market
                                                                                                    -----
 Total  ...........................                                                                 8,894
                                                                                                    =====

     The Company's acquisition integration approach is different for in-market and new market acquisitions. In-market acquisitions typically involve the purchase of display faces, related customer contracts, site leases and related assets, resulting in the elimination of all personnel and related costs. The functions relating to sales, production, leasing and administration are assumed by existing operations. In new markets, the Company generally eliminates administrative and accounting positions, maintains a sales and production capability, and institutes the Company's operating philosophy, systems and controls. In addition, the Company immediately implements its sales strategy which involves converting the compensation program of the sales force from salary plus incentive to straight commission and redirects the sales effort toward twelve-month advertising contracts. The Company does not currently have any written or oral agreement to consummate any material new acquisition.

MARKETS

     The Company operates primarily in small- to medium-sized markets in the midwest and southeast regions of the country. Each market has local industries, businesses and special events that are frequent users of outdoor advertising. The Company has 10 administrative and sales divisions headquartered in the locations listed in the table below.

     The following sets forth certain information for each of the Company's divisions as of and for the twelve months ended June 30, 1998.

                                                                                            NUMBER OF DISPLAYS
                                                                            --------------------------------------------------
                                     NET REVENUES
                                    12 MONTHS ENDED                                                  30-
                                    JUNE 30, 1998         PERCENTAGE OF                JUNIOR      SHEET     8-SHEET
DIVISION                           (IN THOUSANDS)         NET REVENUES    BULLETINS  BULLETINS    POSTERS    POSTERS     TOTAL
Birmingham  ......................     $10,157.5             18.1%          437        148         1,067        309      1,961
Georgia  .........................       7,023.2             12.5           406        413         1,137        104      2,060
Minnesota  .......................       6,293.3             11.2           347        380           857         12      1,596
Traverse City  ...................       5,670.2             10.1           172        529           812         --      1,513
Huntsville  ......................       5,579.7              9.9           431        144           761        389      1,725
East Tennessee  ..................       5,040.3              9.0           274        222           744        266      1,506
Saginaw  .........................       4,709.5              8.4           173        230           652          8      1,063
Tuscaloosa  ......................       4,225.6              7.5           358        142           394         --        894
Kentucky/Illinois  ...............       3,774.8              6.7           110        301           816         --      1,227
Corinth    .......................       3,760.0              6.7           390        119           676         --      1,185
                                       ---------            -----         -----      -----         -----      -----     ------
     Total  ......................     $56,234.1            100.0%        3,098      2,628         7,916      1,088     14,730
                                       =========            =====         =====      =====         =====      =====     ======

     All of the Company's revenues are derived from outdoor advertising and the Company operates in no other industry segments.

LOCAL MARKET OPERATIONS

     In addition to the sales operations in each of its divisions, the Company maintains a complete outdoor advertising operation, including a general manager, a production, construction and maintenance facility, a creative department equipped with advanced technology, a real estate unit and support staff. The Company conducts its outdoor advertising operations through these local offices, consistent with senior management's belief that an organization with decentralized sales and operations is more responsive to local market demand and provides greater incentives to employees. The decentralized sales operations are balanced by administrative oversight through OCI's centralized accounting and financial controls based in the Company's primary administrative offices in Corinth, Mississippi and Traverse City, Michigan. These controls allow OCI to closely monitor the operating and financial performance of its operations in each market. Mr. Isbell is the President of the Company and its Chief Operating Officer, and four regional Vice Presidents report directly to him. The 10 division general managers in turn report directly to one of the four regional Vice Presidents. Such division general managers are responsible for the day-to-day operations of their respective markets and are compensated according to the financial performance of such markets. In general, these local managers oversee market development, production and local sales.

     Although site leases (for land underlying an advertising structure) are administered from the Company's primary administrative offices in Mississippi and Michigan, each local division office is solely responsible for locating and ultimately procuring leases for appropriate sites in its market. Site lease contracts vary in term but typically run from five to twenty years with various termination and renewal provisions. Each division office maintains a leasing department, which maintains records containing information on local property ownership, lease contract terms, zoning ordinances and permit requirements. The Company believes that by relying on personnel in its local offices to study market conditions and procure new site leases it is better able to respond to increases in customer demand.

     The Company has also established fully staffed and equipped creative departments in each of its divisions. Using technologically advanced computer hardware and software, the creative departments are able to develop original design copy for local advertisers and exchange work and concepts with each other or directly with clients or their agencies. This capability has encouraged some advertising agencies to rely on the Company for the creation of their clients' outdoor campaigns. The Company believes that its creative departments' implementation of continuing technological advances provides a significant competitive advantage in its sales and service area.


SALES AND SERVICE

     The Company has long focused on providing a low cost, high-quality advertising vehicle to local businesses. During the twelve months ended June 30, 1998, local advertising revenues accounted for 83% of gross revenues. The Company believes that outdoor advertising will typically be the most efficient means for local advertisers to reach consumers. Management believes that its local advertiser focus provides the Company with a diverse and stable advertiser base, fewer agency commission sales and greater rate integrity. The Company also believes that the diversity of its customer base insulates the Company from dependence on any one customer or industry.

     The Company believes that the development of partner-like relationships with local business owners is a key component to successful operation in smaller markets. Management therefore encourages its sales personnel to become acquainted with these local business persons to learn about the needs of its small business customers and spend time discussing the benefits of outdoor advertising with them. Few of the local advertisers in small markets have relationships with advertising agencies; therefore, the Company obtains many of its contracts with such advertisers through direct sales. As a result, a lower percentage of the Company's revenues are subject to advertising agency commissions than those of major market outdoor advertising companies. Elimination of the payment of agency commissions on some local sales, typically 15% of gross revenues, increases the profitability of contracts with local businesses or, under some circumstances, enhances the Company's ability to offer incentive programs to its customers.

     The Company emphasizes the use of advertising contracts with a term of twelve months. The Company believes that such contracts provide the Company with considerable stability with respect to both occupancy and advertising rates. Long-term contracts also increase the predictability of revenues and allow sales personnel time to devote greater attention to servicing their accounts. The Company believes that once its customers enter into twelve-month contracts they tend to view their outdoor advertising expenses as a routine cost of doing business. As a result, such customers are more likely to renew their contracts. Historically, the Company's advertising contract rates on renewal have increased on average at a rate at or above the annual rate of inflation.

     To encourage customers to sign twelve-month poster contracts, the Company has consistently used two promotions: an incentive program and a rotation program. Under the incentive program, customers who enter into a twelve-month poster contract are eligible for a rebate of a percentage of the amount paid to the Company under such contract which may be applied to a twelve-month renewal of such contract. Under the rotation program, customers of the Company who have entered into twelve-month contracts can change the location of their poster advertising display from one of the Company's structures to another Company-owned structure every 30 to 60 days. This affords such customers with more varied exposure and access to some of the Company's most attractive locations which might otherwise be unavailable.

     In each of its 10 divisions, the Company maintains teams of sales representatives with defined territories who report to a general manager in each of its markets. Each sales representative, after an initial training period, is compensated exclusively on a commission basis, and the local general manager's compensation is tied to the performance of his or her sales team. The Company believes that this incentive structure, together with the experience of its personnel, is a significant factor in its ability to maintain a solid base of local advertisers in the communities where it operates. In addition, the Company's national sales manager works with advertising agencies across the country to solicit national advertising with the Company.


CUSTOMERS

     Approximately 83% of the Company's gross revenues for the twelve months ended June 30, 1998 were generated from local advertisers. The Company believes that focusing on local advertising offers several advantages over national advertising. In local sales, the Company often deals directly with the customer without an agency acting as an intermediary. The Company expends considerable sales efforts on educating local customers regarding the benefits of outdoor media and helping potential customers develop an outdoor advertising strategy. Hence, the Company has an opportunity to develop a long-term working relationship with local advertisers and influence their purchasing decisions. The Company believes that this direct relationship also gives it an advantage in obtaining advertising contract renewals. In addition, the Company's experience has been that local advertisers are more likely to enter into twelve-month contracts. Local advertisers tend to have smaller advertising budgets and are more dependent on the Company's production and creative personnel to design and produce advertising copy. While price and availability are important competitive factors, service and customer relationships are also critical components of local sales. The Company's reliance on local advertisers is particularly beneficial from a diversification standpoint.

     The close proximity of the Company's displays to several large metropolitan areas allows it to attract national advertisers. One strategy employed by the Company to attract national advertisers has been the establishment of ''rings'' around several major metropolitan areas including Atlanta, Detroit, Memphis, Minneapolis and Nashville. Rather than locate signs within such metropolitan areas, the Company operates display faces in smaller communities surrounding these markets. National advertisers who want access to commuters who work in metropolitan areas but live outside them are therefore attracted to OCI. The Company competes for national advertisers primarily as compared to the outdoor advertising industry as a whole on the basis of price, location of displays, availability and service.

     The following table illustrates the diversity of the Company's advertising base for the twelve months ended June 30, 1998, which is not significantly different from the prior fiscal year:


                     GROSS REVENUES BY ADVERTISER CATEGORY

                                                     PERCENTAGE OF
                                                     GROSS REVENUES
     Hospitality  ..................................         13.9%
     Retail/Consumer Products  .....................         12.4
     Automotive and Related  .......................         10.2
     Tobacco  ......................................          9.7
     Media/Communications  .........................          7.6
     Restaurants  ..................................          7.6
     Financial Services/Insurance  .................          5.8
     Gaming and other Recreation  ..................          5.1
     Health Care  ..................................          5.1
     Beverages (alcoholic and non-alcoholic)  ......          4.6
     Real Estate  ..................................          3.1
     Other      ....................................         14.9
                                                            -----
        Total  .....................................        100.0%
                                                            =====

INVENTORY

     The Company operates four standard types of outdoor advertising display faces:

     Bulletins generally are 36 feet long by 10 1/2 feet high or 48 feet long by 14 feet high and consist of panels on which advertising copy is displayed. The advertising copy is either hand painted onto the panels at the facilities of the Company in accordance with design specifications supplied by the advertiser and attached to the outdoor advertising structure, or is hand-painted or printed with the computer-generated graphics on a single sheet of vinyl that is wrapped around the structure. On occasion, to attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways.

     Junior Bulletins are smaller bulletins, measuring 25 feet long by 12 feet high or smaller, with panels on which advertising copy is displayed. As with standard bulletins, the advertising copy is either hand painted onto the panels at the facilities of the Company in accordance with design specifications supplied by the advertiser and attached to the outdoor advertising structure, or is hand-painted or printed with the computer-generated graphics on a single sheet of vinyl that is wrapped around the structure. Junior bulletins may also feature panels extending beyond the linear edges of the display face or other three-dimensional embellishments. Junior bulletins are generally located on secondary roads and highways.

     30-Sheet Posters generally are 25 feet long by 12 feet high and are the most common type of billboard. Advertising copy for 30-sheet posters consists of lithographed or silk-screened paper sheets supplied by the advertiser that are pasted and applied like wallpaper to the face of the display. Thirty-sheet posters are primarily located on major traffic arteries.

     Junior (8-Sheet) Posters usually are 12 feet long by 6 feet high. Displays are prepared and mounted in the same manner as 30-sheet posters. Most junior posters, because of their smaller size, are primarily located on city streets.

     Billboards generally are mounted on structures owned by the Company and located on sites that are either owned or leased by it or on which it has acquired a permanent easement. Billboard structures are durable, have long useful lives and do not require substantial maintenance. When disassembled, they typically can be moved and relocated at new sites. The Company's outdoor advertising structures are made of steel and other durable materials built to withstand variable climates, including the rigors of the midwestern climate. The Company expects its structures to last 15 years or more without significant refurbishment.


PRODUCTION

     The Company has internal production facilities and staff in each of its 10 divisions to perform the full range of activities required to develop, create and install outdoor advertising in all of its markets. Production work includes creating the advertising copy design and layout, painting the design or coordinating its printing and installing the designs on its displays. The Company usually provides its full range of production services to local advertisers and to advertisers that are not represented by advertising agencies, since national advertisers and advertisers represented by advertising agencies often use preprinted designs that require only installation. However, the Company's creative and production personnel frequently are involved in production activities even when advertisers are represented by agencies due to the development of new designs or adaptation of copy from other media for use on billboards. The Company's artists also assist in the development of marketing presentations, demonstrations and strategies to attract new advertisers.

     With the increased use of vinyl and pre-printed advertising copy furnished to the outdoor advertising company by the advertiser or its agency, outdoor advertising companies are becoming less responsible for labor-intensive production work since vinyl and pre-printed copy can be installed quickly. The vinyl sheets are reusable, thereby reducing the Company's production costs, and are easily transportable. Due to the geographic proximity of the Company's principal markets and the transportability of vinyl sheets, the Company can shift materials among markets to promote efficiency. The Company believes that this trend over time will reduce operating expenses associated with production activities.


COMPETITION

     In each of its markets, the Company faces competition from other media, including broadcast and cable television, radio, print media and direct mail marketers. In addition, the Company also competes with a wide variety of ''out-of-home'' media, including highway logo signs, advertising in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, outdoor advertising relies on its low cost-per-thousand-impressions and its ability to reach repetitively a broad segment of the population in a specific market or to target a particular geographic area or population with a particular set of demographic characteristics within that market.

     The outdoor advertising industry is highly fragmented, consisting of several large outdoor advertising and media companies with operations in multiple markets as well as smaller and local companies operating a limited number of structures in single or a few local markets. Although some consolidation has occurred over the past few years, according to the OAAA there are approximately 800 companies in the outdoor advertising industry operating approximately 396,000 billboard displays. In several of its markets, the Company encounters direct competition from other major outdoor media companies, including Outdoor Systems, Inc., Whiteco, Inc., and Lamar Advertising Company, each of which has a larger national network and greater total resources than the Company. The Company believes that its emphasis on local advertisers and its position as a major provider of advertising services in each of its markets enable it to compete effectively with the other outdoor media operators, as well as other media, both within those markets and in the midwest region. The Company also competes with other outdoor advertising companies for sites on which to build new structures.


GOVERNMENT REGULATION

     The outdoor advertising industry is subject to governmental regulation at the federal, state and local levels. Federal law, principally the Highway Beautification Act, encouraged states, by the threat of withholding federal appropriations for the construction and improvement of highways within such states, to implement legislation to restrict billboards located within 660 feet of, or visible from, interstate and primary highways except in commercial or industrial areas. All of the states have implemented regulations at least as restrictive as the Highway Beautification Act, including prohibitions on the construction of new billboards adjacent to federally-aided highways and the removal at the owner's expense and without any compensation of any illegal signs on such highways. The Highway Beautification Act, and the various state statutes implementing it, require the payment of just compensation whenever government authorities require legally erected and maintained billboards to be removed from federally-aided highways.

     The states and local jurisdictions have, in some cases, passed additional and more restrictive regulations on the construction, repair, upgrading, height, size and location of, and, in some instances, content of advertising copy being displayed on outdoor advertising structures adjacent to federally-aided highways and other thoroughfares. Such regulations, often in the form of municipal building, sign or zoning ordinances, specify minimum standards for the height, size and location of billboards. In some cases, the construction of new billboards or relocation of existing billboards is prohibited. Some jurisdictions also have restricted the ability to enlarge or upgrade existing billboards, such as converting from wood to steel or from non-illuminated to illuminated structures. From time to time governmental authorities order the removal of billboards by the exercise of eminent domain. Thus far, the Company has been able to obtain satisfactory compensation for any of its structures removed at the direction of governmental authorities, although there is no assurance that it will be able to continue to do so in the future.

     In recent years, there have been movements to restrict billboard advertising of certain products, including tobacco and alcohol. It is uncertain whether additional legislation of this type will be enacted on the national level or in any of the Company's markets. The Company derives significant revenues from advertisers in the gaming industry. The Company is not aware of any concerted efforts to enact legislation limiting the advertisement of casino gaming, but there can be no assurance that there will not be such efforts in the future.

     In August 1996, the FDA issued final regulations governing certain marketing practices in the tobacco industry. Among other things, the regulations prohibit tobacco product billboard advertisements within 1,000 feet of schools and playgrounds and require that tobacco product advertisements on billboards be in black and white and contain only text. Enforcement of such regulations has been stayed indefinitely by a federal court in North Carolina. In June 1997, a majority of the major tobacco companies in the United States and certain state attorneys general reached agreement on a proposed settlement of litigation between such parties. The terms of such proposed settlement include a ban on all outdoor advertising of tobacco products commencing nine months after finalization of the settlement. The settlement is subject to numerous conditions, including the enactment of legislation by the federal government. At this time, it is unclear whether a definitive settlement will be reached or what the terms of any such settlement would be. A reduction in billboard advertising by the tobacco industry could cause an immediate reduction in the Company's direct revenue from such advertisers and would simultaneously increase the available space on the existing inventory of billboards in the outdoor advertising industry. If the tobacco litigation settlement were finalized in its current form and the Company were unable to replace revenues from tobacco advertising with revenues from other advertising sources, the settlement could have a material adverse effect on the Company's results of operations. However, the Company believes that it would be able to replace a substantial portion of revenues from tobacco advertising that would be eliminated due to such a settlement with revenues from other sources.

     Amortization of billboards has also been adopted in varying forms in certain jurisdictions. Amortization permits the billboard owner to operate its billboard as a non-conforming use for a specified period of time until it has recouped its investment, after which it must remove or otherwise conform its billboard to the applicable regulations at its own cost without any compensation. Amortization and other regulations requiring the removal of billboards without compensation have been subject to vigorous litigation in state and federal courts and cases have reached differing conclusions as to the constitutionality of these regulations. To date, regulations in the Company's markets have not materially adversely affected its operations.

     The outdoor advertising industry is heavily regulated and, at various times and in various markets, the Company can expect to be subject to varying degrees of regulatory pressure affecting the operation of advertising displays. Accordingly, although the Company's experience to date is that the regulatory environment has not adversely impacted the Company's business, no assurance can be given that existing or future laws or regulations will not materially adversely affect the Company at some time in the future.

EMPLOYEES

     At June 30, 1998, the Company employed approximately 371 people, of whom approximately 77 were primarily engaged in sales and marketing, 167 were engaged in painting, bill posting and construction and maintenance of displays and the balance were employed in financial, administrative and similar capacities. The Duluth Division has 12 employees who belong to a union. The Company considers its relations with the union and with its employees to be good, and it has experienced no work stoppages that have materially affected the Company's operations.


ITEM 2.

PROPERTIES

     Outdoor Advertising Sites.   The Company owns or has permanent easements on
approximately 158 parcels of real property that serve as the sites for its outdoor displays. The Company's remaining approximately 5,273 advertising display sites are leased or licensed. The Company's site leases are for varying terms ranging from month-to-month or year-to-year to terms of 10 years or longer, and many provide for renewal options. With the exception of approximately 150 leases between the Company and John H. Dingeman in Michigan, there is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. The Company believes that an important part of its management activity is to manage its lease portfolio and negotiate suitable lease renewals and extensions. Through the use of double-side structures and the erection of multiple structures on individual sites, the Company averages approximately three display faces for every occupied site it owns or leases.

     Office and Production Facilities.   The Company's principal executive and
administrative offices are located in Corinth, Mississippi and Traverse City, Michigan. In Corinth, Mississippi, OCI leases approximately 5,000 square feet of office space to house its administrative operations. In its Traverse City, Michigan office, the Company leases approximately 4,500 square feet of office space. The Company owns office and production facilities in Rome, Georgia, Duluth, Minnesota, Blountville, Tennessee and Corinth, Mississippi. In addition to these properties, the Company owns or leases other office space and production and maintenance facilities in each of its 10 divisions. The Company considers its facilities to be well maintained and adequate for its current and reasonably anticipated future needs.


ITEM 3.

LEGAL PROCEEDINGS

     From time to time, the Company may be involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or, to its knowledge, threatened legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.


SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


PART II

ITEM 5.


MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's equity securities. As of September 1, 1998, there were twenty-two holders of Class A Common Stock of the Company and three holders of Class B Common Stock.

     No dividends have been paid on the Company's Common Stock since inception. The Company's Preferred Stock accrues dividends at a rate of 10% per annum, however, no dividends have been paid since their issuance.

     The Company's 9 1/4% Senior Subordinated Notes and secured credit facility both contain covenants restricting the payment of dividends in the future.


SALES OF UNREGISTERED SECURITIES

     On April 7, 1998 the company sold 16 shares of Class A Common Stock to Ricky W. Thomas for an aggregate purchase price of $96,368 and 16 shares of Class A Common Stock to G. Robert Joiner for an aggregate purchase price of $96,368. There was no public offering in either transaction, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by reason of
Section 4(2) thereof, based on the private nature of the transactions and the financial sophistication of the purchasers, both of whom, as officers of the Company, had access to complete information concerning the Company and acquired the securities for investment and not with a view to the distribution thereof.

ITEM 6.

SELECTED CONSOLIDATED FINANCIAL DATA


     The following selected consolidated financial data, excluding "Number of display faces period end" for and as of the end of the period April 4, 1996 to June 30, 1996 and the fiscal years ending June 30, 1997 and 1998, have been derived from the Company's financial information and should be read in conjunction with the audited financial statements, including the Company's balance sheets at June 30, 1997 and 1998 and the related statements of operations for each of the years in the two-year period ended June 30, 1998 and the period April 4, 1996 to June 30, 1996 and the notes thereto appearing elsewhere in this form 10-K.

     On April 3, 1996, the Company's current structure emerged with its acquisition and consolidation of OCI North and OCI South. See "Certain Relationships and Related Transactions The Formation Transactions."

     The selected data, excluding "Number of display faces period end", for and as of the end of the period August 1, 1995 to April 3, 1996 and each of the years in the three-year period ended July 31, 1995, are derived from the consolidated financial statements of OCI North.

     The selected data, excluding "Number of display faces period end", for and as of the end of the period September 1, 1995 to April 3, 1996, and each of the years in the three-year period ended August 31, 1995 are derived from the consolidated financial statements of OCI South.

     The selected consolidated financial data should be read in conjunction with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              PREDECESSORS (1)
                                    ---------------------------------------------------------------------------------------

                                                                FISCAL YEAR ENDED
                                    ---------------------------------------------------------------------------------------
                                                                                                               AUGUST 1,
                                                                                                                1995 TO
                                     JULY 31,   AUGUST 31,    JULY 31,   AUGUST 31,    JULY 31,   AUGUST 31,    APRIL 3,
                                       1993        1993         1994        1994         1995        1995         1996
                                    OCI NORTH    OCI SOUTH   OCI NORTH    OCI SOUTH   OCI NORTH    OCI SOUTH   OCI NORTH
Statement of Operations
 DATA:
Net revenues (2)  ...............     $ 9,155      $ 7,105     $ 9,500      $ 7,127     $10,369      $ 8,153     $ 6,683
Operating expenses:
 Direct operating  ..............       3,603        2,754       3,619        1,616       3,650        1,880       2,510
 Selling, general and
  Administrative  ...............       2,942        2,059       2,746        2,913       2,739        2,908       2,160
 Depreciation and
  Amortization  .................       2,540        1,200       2,276          930       2,111        1,064       1,430
                                      -------      -------     -------      -------     -------      -------     -------
  Total operating
   Expenses  ....................       9,085        6,013       8,641        5,459       8,500        5,852       6,100
Operating income  ...............          70        1,092         859        1,668       1,869        2,301         583
Interest expense  ...............       2,030          845       2,042          853       2,127        1,173       1,461
Other expense (income), net  ....         327          ---         656          (65)        (21)        (180)         17
Income tax expense (benefit)  ...        (723)         170        (473)         340        (133)         524         156
Extraordinary item, net  ........         ---          ---         ---          ---         ---          ---         ---
                                      -------      -------     -------      -------     -------      -------     -------
  Net income (loss)  ............     $(1,564)     $    77     $(1,366)     $   540     $  (104)     $   784     $(1,051)
                                      =======      =======     =======      =======     =======      =======     =======

OTHER DATA:
Cash flows from:
 Operating activities  ..........       1,150        1,846       2,384          279       2,882        2,123         948
 Investing activities  ..........        (607)        (511)      1,017         (556)       (345)      (1,279)       (585)
 Financing activities  ..........        (200)        (858)     (3,748)        (139)     (2,300)      (1,100)       (500)
EBITDA (3)  .....................     $ 2,610      $ 2,292     $ 3,135      $ 2,598     $ 3,980      $ 3,365     $ 2,013
EBITDA margin (4)  ..............        28.5%        32.3%       33.0%        36.5%       38.4%        41.3%       30.1%
Capital expenditures  ...........     $   622      $   546     $   610      $   642     $   522      $ 1,313     $   588
Ratio (deficiency) of earnings
 to fixed charges  ..............     $(2,287)        1.2x     $(1,839)        1.8x     $  (237)        1.9x     $  (895)
Number of display faces--
 period end  ....................       3,350        2,598       2,851        2,542       2,859        2,609       2,858


                                                                                AS OF
                                    ------------------------------------------------------------------------------------

                                    JULY 31,    AUGUST 31,   JULY 31,    AUGUST 31,   JULY 31,    AUGUST 31,   APRIL 3,
                                      1993         1993        1994         1994        1995         1995        1996
                                    OCI NORTH   OCI SOUTH    OCI NORTH   OCI SOUTH    OCI NORTH   OCI SOUTH    OCI NORTH
Balance Sheet Data:
Working capital  ................     $ 1,015      $(2,093)    $   625      $   494     $(4,001)     $    42     $    81
Adjusted working capital (5)  ...       1,389          889         930        1,494       1,299        1,092       1,326
Total assets  ...................      19,948        9,069      15,992        8,701      14,715        8,590      14,496
Long-term obligations (6)  ......      18,948       10,290      15,200       11,750      12,900       10,750      12,400
Stockholders' equity
 (deficit)  .....................      (4,758)      (2,622)     (6,112)      (3,681)     (6,217)      (2,997)     (7,041)

                                     PREDECESSORS (cont.) (1)                             OCI
                                    --------------------------            --------------------------------

                                        FISCAL YEAR ENDED                         FISCAL YEAR ENDED
                                    --------------------------            --------------------------------
                                    SEPTEMBER 1,                                        FISCAL     FISCAL
                                      1995 TO                              APRIL 4,     YEAR       YEAR
                                     APRIL 3,                               1996 TO     ENDED      ENDED
                                       1996                                JUNE 30,   JUNE 30,   JUNE 30,
                                     OCI SOUTH                               1996       1997       1998
Statement of Operations
 DATA:
Net revenues (2)  ...............       $ 4,957                            $  8,548   $ 44,503   $ 56,234
Operating expenses:
 Direct operating  ..............         1,565                               2,754     15,107     19,865
 Selling, general and
  Administrative  ...............         1,641                               2,308     12,030     15,103
 Depreciation and
  Amortization  .................           647                               1,802      9,821     13,629
                                        -------                            --------   --------   --------
  Total operating
   Expenses  ....................         3,853                               6,864     36,958     48,597
Operating income  ...............         1,104                               1,684      7,545      7,637
Interest expense  ...............           645                               1,954    (11,623)   (13,546)
Other expense (income), net  ....           (11)                                 (3)      (264)    (1,088)
Income tax expense (benefit)  ...           201                                 (11)    (1,023)    (1,628)
Extraordinary item, net  ........           ---                                 ---        ---      2,676
                                        -------                            --------   --------   --------
  Net income (loss)  ............       $   269                            $   (262)  $ (3,319)  $ (8,045)
                                        =======                            ========   ========   ========

OTHER DATA:
Cash flows from:
 Operating activities  ..........           716                              (4,170)     6,098     12,036
 Investing activities  ..........          (739)                            (47,599)   (57,454)   (28,588)
 Financing activities  ..........             7                              52,770     51,809     16,381
EBITDA (3)  .....................       $ 1,751                            $  3,486   $ 17,366   $ 21,266
EBITDA margin (4)  ..............          35.3%                               40.8%      39.0%      37.8%
Capital expenditures  ...........       $   746                            $    598   $  4,338   $  7,546
Ratio (deficiency) of earnings
 to fixed charges  ..............          1.6x                            $   (273)  $ (4,342)  $(11,384)
Number of display faces--
 period end  ....................         2,644                               9,346     13,044     14,730


                                      ----------                         -
                                        APRIL 3,                             AS OF      AS OF      AS OF
                                         1996                               JUNE 30,   JUNE 30,   JUNE 30,
                                      OCI SOUTH                               1996       1997       1998
Balance Sheet Data:
Working capital  ................       $  (988)                           $    151   $  2,926   $  4,132
Adjusted working capital (5)  ...         1,134                               5,001      8,883      4,159
Total assets  ...................         8,854                              94,829    145,677    160,515
Long-term obligations (6)  ......        10,750                              90,683    143,979    154,932
Stockholders' equity
 (deficit)  .....................        (2,728)                             (4,901)    (8,046)     2,724

See Notes to Selected Historial Consolidated Financial and Other Information.

                 NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) The historical information set forth under the caption "Predecessors" represents the separate financial information of OCI North and OCI South.

(2)  Net revenues are gross revenues less agency commissions.

(3) "EBITDA" is operating income before depreciation and amortization. EBITDA is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to net cash provided by operating
     activities as a measure of liquidity.   The Company believes EBITDA is a
     measure commonly reported and widely used by analysts, investors and other interested parties to evaluate the financial performance of companies in the outdoor advertising industry and their ability to service indebtedness. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the outdoor advertising industry.

(4)  EBITDA margin is EBITDA stated as a percentage of net revenues.

(5) Adjusted working capital is defined as current assets less current liabilities excluding current installments of long-term debt and obligation under non-compete agreement.

(6) Long-term obligations are long-term debt and obligations under non-compete agreements.

(7) Net income (loss) per share for OCI North, OCI South and OCI have not been presented because the companies are closely held and owned by private investor groups and accordingly, an earnings per share calculation is not required or meaningful.


ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal year ended June 30, 1998. This discussion should be read in conjunction with the "Selected Consolidated Financial Data" and the consolidated financial statements of the company and the related notes. As a result of the reorganization on April 3, 1996, including the acquisition and consolidation of OCI North and OCI South, management's discussion has been limited to the full fiscal years of 1998 and 1997.

BACKGROUND

     The Company was formed in April 1996 to acquire OCI South and OCI North. OCI South was formed in 1972 to acquire outdoor advertising assets in the region around Memphis, Tennessee. OCI North was formed in 1989 for the purpose of acquiring Dingeman Advertising, Inc., an outdoor advertising company based in Traverse City, Michigan.

     Since its formation, the Company has completed 19 acquisitions of the assets of outdoor advertising companies, all of which were accounted for under the purchase method of accounting. The Company's acquisitions can be classified into two categories: in-market acquisitions and new market acquisitions. The Company's acquisition integration approach is different for in-market and new market acquisitions. In-market acquisitions typically involve the purchase of display faces, related customer contracts, site leases and related assets, resulting in the elimination of all personnel and related costs. The functions relating to sales, production, leasing and administration are assumed by existing operations. In new markets, the Company generally eliminates administrative and accounting positions, maintains a sales and production capability, and institutes the Company's operating philosophy, systems and controls.

OVERVIEW

     Revenues are a function of the number of display faces operated by the Company, as well as the occupancy levels of the Company's display faces and the rates that the Company charges for their use. The Company focuses its sales efforts on twelve-month contracts to maximize both the occupancy of its display inventory and its sales force efficiency. The Company believes that it has opportunities to improve the occupancy levels and rate structure of its display faces for a number of reasons, including benefits derived from implementation of its incentive compensation-based sales strategy in newly acquired operations and general economic conditions in its markets. The Company utilizes substantial creative resources and aggressive sales and marketing techniques to generate demand for outdoor advertising, including targeting customers currently using other forms of media. The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry.

     Net revenues are gross revenues less commissions paid to advertising agencies that contract for the use of advertising displays on behalf of advertisers. Agency commissions on revenues that have been contracted through advertising agencies are typically 15% of gross revenues. Agency commissions amounted to approximately 8% of gross revenues for the twelve months ended June 30, 1998 and 8.4% for the twelve months ended June 30, 1997. The Company enters into agreements with advertising agencies on a customer-by-customer basis and does not have long-term arrangements with any advertising agencies. The Company does not consider agency commissions as ''operating expenses'' and measures its operating performance based upon percentages of net revenues rather than gross revenues.

     Manufacturers of tobacco products have historically been major users of outdoor advertising. However, in recent years tobacco manufacturers have substantially reduced their domestic advertising expenditures. The Company's tobacco revenues, as a percentage of net revenues, was 9.0% in fiscal 1998 and 8.5% in fiscal 1997.

     Direct operating expenses consist of the following categories: maintenance, production, lease and illumination. The maintenance category includes minor repairs and miscellaneous maintenance of display structures as well as labor for installation of display faces. The production category includes labor related to paint and poster production and purchases of supplies. The lease category consists mainly of rental payments to owners of the land underlying the display structures. The illumination category consists of electricity costs to light the display faces. The majority of these direct expenses are variable costs that tend to fluctuate with revenues.

     Selling, general and administrative expenses occur at both the division and corporate levels. At the division level, these costs consist of administrative overhead. At the corporate level, these costs represent staff and facility expenses for the Company's executive offices, insurance and the Company's accounting function. Selling expenses consist mainly of salaries and commissions for the Company's sales force, travel and entertainment relating to sales, sales administration and other related costs. The Company's bonus expense is primarily accounted for at the division level, which division-level bonuses are payable to division general managers and are based on the applicable division's operating results.

     Growth of the Company's business requires capital expenditures for new billboard construction as well as ongoing expenditures for replacement of vehicles and equipment. The Company expended $7.5 million in fiscal 1998 and $4.3 million in fiscal 1997 on such expenditures.

RESULTS OF OPERATIONS

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

     Net revenues increased $11.7 million, or 26.4%, to $56.2 million for 1998 compared to $44.5 million in net revenues for 1997. This increase was primarily due to revenues from acquisitions completed during the twelve months ended June 30, 1998. Occupancy levels and rates declined slightly, as anticipated, due to the integration of companies acquired during the twelve month period.

     The Company's direct operating expenses increased $4.8 million, or 31.5%, to $19.9 million for 1998 compared to $15.1 million in direct operating expenses for 1997. Operating expenses attributed to the Skoglund companies, acquired by the Company on October 31, 1996, Outdoor West of Tennessee, acquired by the Company on March 31, 1997 and the Jennings companies, acquired by the Company on October 1, 1997, accounted for $3.3 million of the increase in direct operating expenses. The remaining $1.5 million of the increase was directly related to operating expenses associated with in-market acquisitions and normal inflationary cost increases.

     The Company's selling, general and administrative expenses increased $3.1 million, or 25.5%, to $15.1 million for 1998 compared to $12.0 million in selling, general and administrative expenses for 1997. Increased selling, general and administrative expenses attributable to the Skoglund companies, Outdoor West of Tennessee and the Jennings companies, accounted for $1.8 million of this increase. The remaining $1.3 million of the increase was due to costs generated by in-market acquisitions, increases in corporate overhead and normal inflationary cost increases.

     The Company's depreciation and amortization expense increased $3.8 million, or 38.8%, to $13.6 million for 1998 compared to $9.8 million in depreciation and amortization expense for 1997. This increase was a result of the acquisitions previously discussed which were completed in the last twelve months.

     The Company's operating expenses, excluding depreciation and amortization, as a percentage of net revenues for 1998 increased to 62.2% compared to operating expenses, excluding depreciation and amortization, as a percentage of net revenues of 61.0% for 1997.

     The Company's interest expense increased $1.9 million, or 16.5%, to $13.5 million for 1998 compared to $11.6 million in interest expense for 1997. The increase is attributable to debt incurred to finance the acquisitions completed during the twelve months ending June 30, 1998.

     During the twelve months ended June 30, 1998 the Company recognized an extraordinary loss of $2.7 million, net of an income tax benefit of $1.7 million. This loss was due to the write-off of deferred financing costs related to its previous credit facility which was refinanced in August of 1997.

     As a result of the foregoing factors, the Company's net loss for the twelve months ended June 30, 1998 was $8.0 million as compared to $3.3 million of net loss for the twelve months ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES


     The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds.

     On August 15, 1997, the Company successfully completed a public offering (the "Offering") of $105,000,000 aggregate principal amount of its 9 1/4% Senior Subordinated Notes due 2007 (the "Notes") and entered into a new secured credit facility (the "New Credit Facility") pursuant to which the Company may borrow up to $150 million (the Offering, the Notes and the New Credit Facility, collectively the "Financing Plan"). Net proceeds to the Company, after underwriting discounts, from the Offering totaled $100.3 million. In addition, holders of the Company's subordinated notes exchanged such notes, together with accrued but unpaid interest thereon, for shares of the Company's Series A Preferred Stock, par value $0.01 per share, or Series A Preferred Interests of the Company's OCIH LLC subsidiary. The proceeds from the Financing Plan were used by the Company to repay all outstanding amounts under its then-existing facility.

     The New Credit Facility consists of an immediately available revolving line of credit providing for borrowings of up to $110.0 million and a $40.0 million term loan facility that, upon the request of the Company, will become available subject to the approval of the lenders under the New Credit Facility. At June 30, 1998, the outstanding borrowings under the New Credit Facility were $36.1 million. The New Credit Facility is secured by all of the assets and capital stock of OCI North, OCI South and OCIH LLC. Permitted borrowings under the New Credit Facility are subject to various conditions, including the attainment of certain performance measures by the Company.

     The Company's growth since its formation in April 1996 has been facilitated by strategic acquisitions that have substantially increased the Company's inventory of advertising display faces. The Company currently operates approximately 14,700 advertising displays in 12 midwestern and southeastern states.

     The Company's primary sources of cash are net cash generated from operating activities and borrowings under the New Credit Facility. The Company's net cash provided from operations increased $5.9 million, or 97.4%, to $12.0 million for fiscal 1998 compared to $6.1 million for fiscal 1997. Net cash used in investing activities was $28.6 million for fiscal 1998 and $57.5 million for fiscal 1997 resulting primarily from acquisitions and capital expenditures. Net cash provided by financing activities was $16.4 million for 1998 and $51.8 million for fiscal 1997, resulting primarily from net borrowings under the New Credit Facility and the Notes.

     The Company made capital expenditures of $7.5 million during fiscal 1998 compared to $4.3 million during fiscal 1997.

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

     In addition The State of Mississippi entered into a separate settlement of litigation with the tobacco industry. This settlement was not conditioned on federal government approval and provided for the elimination of all outdoor advertising of tobacco products by February 1998 in Mississippi. The Company operates approximately 600 outdoor advertising displays in markets in Mississippi and approximately $0.3 million of its approximately $3.7 million in net revenues in Mississippi for the fiscal year ended June 30, 1997 were attributable to tobacco advertising. The Company does not believe that the settlement will have a material adverse effect on the financial condition or operations of the Company.

     In addition, the State of Minnesota has entered into a separate settlement of litigation with the tobacco industry. This settlement was not conditioned on federal government approval and provided for the elimination of all outdoor advertising of tobacco products by November 1998 in Minnesota. The Company operates approximately 1,400 outdoor advertising displays in markets in Minnesota and approximately $0.5 million of its approximately $5.4 million in net revenues in Minnesota for the fiscal year ended June 30, 1998 were attributable to tobacco advertising. Further, the settlement of tobacco-related claims and litigation in other jurisdictions may also adversely affect outdoor adverting revenues; however, the Company does not believe that the settlement will have a material adverse effect on the financial condition or operations of the Company.

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

IMPACT OF YEAR 2000

  The Company has completed an assessment of its computer programs and has determined that portions of its software will have to be modified or replaced to facilitate the continued operation of its computers in the year 2000 and thereafter. Such modifications and replacements, which are not expected to exceed $50,000, will be expensed as incurred. To date, the Company has incurred and expensed less than $10,000 (primarily for such assessment and the development of modifications to existing software).

  The Company expects to complete its contemplated modifications and replacements not later than March 31, 1999, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with timely modifications to existing software and conversions to new software, Year 2000 compliance will not pose significant operational problems or have a material impact on the operations of the Company.

  The costs and timing of the modifications and replacements currently contemplated by the Company are based on management's best estimates, which were
derived utilizing resources and other factors.   However, there can be no
guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes.

SUBSEQUENT EVENTS

  On August 10, 1998, the Company entered into a Stock Purchase Agreement, pursuant to which Lamar Advertising Company will acquire 100% of the Company's outstanding stock for $385 million (the "Acquisition"), which includes the assumption of debt. The Acquisition is subject to approval under the Hart-Scott-Rodino Antitrust Improvements Act and the satisfaction of other customary closing conditions. The Acquisition is expected to be consummated by October 1, 1998.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         OUTDOOR COMMUNICATIONS, INC.
                               AND SUBSIDIARIES

                               Table of Contents

                                                             Page(s)
                                                             -------

Independent Auditors' Report                                    1

Consolidated Balance Sheets                                     2

Consolidated Statements of Operations                           3

Consolidated Statements of Stockholders' Equity (Deficit)       4

Consolidated Statements of Cash Flows                           5

Notes to Consolidated Financial Statements                   6-24

                         Independent Auditors' Report
                         -----------------------------



The Board of Directors and Stockholders
Outdoor Communications, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Outdoor Communications, Inc. (formerly known as OCI Holdings Corp.) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 1998 and 1997 and the period April 4, 1996 to June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Outdoor Communications, Inc. as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years ended June 30, 1998 and 1997 and the period April 4, 1996 to June 30, 1996, in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK, LLP


East Lansing, Michigan
August 14, 1998

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             June 30, 1998 and 1997



                                                                  1998                1997
                                                                  ----                ----
                         Assets
                         ------
Current assets:
   Cash and cash equivalents                                     $  1,542,309        $  1,712,827
 Trade accounts receivable, less allowance for doubtful
  accounts of $240,681 in 1998 and $317,914 in 1997                 6,659,697           7,253,391

   Refundable income taxes                                             50,088             616,100
   Prepaid rent expense                                             2,094,299           1,805,431
   Other assets                                                       798,714             978,023
   Deferred income taxes                                              294,069             438,967
                                                                 ------------        ------------

       Total current assets                                        11,439,176          12,804,739
                                                                 ------------        ------------

Property and equipment, net                                        61,747,164          55,786,503
Intangible assets, less accumulated amortization                   81,908,708          72,239,682
Deferred financing costs (net of accumulated
 amortization of $493,997 in 1998 and $797,622 in 1997)             4,890,768           4,240,033

Other assets                                                          529,092             605,899
                                                                 ------------        ------------






       Total assets                                              $160,514,908        $145,676,856
                                                                 ============        ============

                                                                  1998                 1997
                                                                  ----                 ----
     Liabilities and Stockholders' Equity (Deficit)
     ----------------------------------------------
Current liabilities:

   Trade accounts payable                                        $  1,120,640         $    760,257
   Accrued salaries, wages and benefits                             1,237,279            1,187,104
   Accrued interest                                                 3,855,766              541,895
   Other accrued expenses                                             775,988              491,848
   Deferred advertising revenues and non-compete income               317,541              405,500
   Current installments of long-term debt                                   -            5,876,875
   Income taxes payable                                                     -              615,418
                                                                 ------------         ------------

      Total current liabilities                                     7,307,214            9,878,897
                                                                 ------------         ------------

Long-term debt:
 Credit facility, excluding current installments                   36,100,000          115,650,000
 Senior subordinated notes                                        105,000,000                    -
 Subordinated debt                                                          -           22,425,000
 Notes payable to stockholders                                      2,000,000                    -
Deferred income taxes                                               1,899,684            4,070,180
Preferred interests of a subsidiary                                 5,483,616                    -
Accrued interest                                                            -            1,671,666
Deferred non-compete income, less current portion                           -               26,667
                                                                 ------------         ------------

               Total liabilities                                  157,790,514          153,722,410
                                                                 ------------         ------------

Stockholders' equity (deficit):
 Series A preferred stock, $0.01 par value. Authorized
  300,000 shares; issued and   outstanding 186,220.93
  shares in 1998 and none in 1997 (aggregate liquidation
  preference of $20,018,750)                                            1,862                    -
 Undesignated preferred stock, $0.01 par value.
  Authorized 4,700,000 shares; none issued and
  outstanding in 1998 and 1997                                              -                    -
 Class A common stock, $0.01 par value.  Authorized
  10,000 shares; issued and outstanding 8,417.72 shares
  in 1998 and 8,385.72 in 1997                                             84                   84
 Class B common stock, $0.01 par value. Authorized
  10,000 shares; issued and outstanding 3,689.28 shares
  in 1998 and 1997                                                        37                   37
 Additional paid-in capital                                        22,624,442            3,811,475
 Accumulated deficit                                              (19,902,031)         (11,857,150)
                                                                 ------------         ------------

      Total stockholders' equity (deficit)                          2,724,394           (8,045,554)
                                                                 ------------         ------------

Commitments and contingencies

      Total liabilities and stockholders' equity (deficit)       $160,514,908         $145,676,856
                                                                 ============         ============

See accompanying notes to consolidated financial statements.


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                     Consolidated Statements of Operations
                     Years ended June 30, 1998 and 1997 and
                   the period April 4, 1996 to June 30, 1996

                                                                     1998                 1997                 1996
                                                                     ----                 ----                 ----
Gross revenues                                                   $ 61,841,085         $ 49,169,290          $ 9,535,542
Less agency commissions                                             5,606,975            4,665,764              987,032
                                                                 ------------         ------------          -----------

      Net revenues                                                 56,234,110           44,503,526            8,548,510
                                                                 ------------         ------------          -----------

Operating expenses:
 Direct operating expenses                                         19,865,596           15,106,559            2,753,970
 Selling, general, and administrative                              15,102,801           12,030,361            2,308,313
 Depreciation and amortization                                     13,628,849            9,821,294            1,801,892
                                                                 ------------         ------------          -----------

      Total operating expenses                                     48,597,246           36,958,214            6,864,175
                                                                 ------------         ------------          -----------

      Operating income                                              7,636,864            7,545,312            1,684,335

 Interest expense                                                 (13,546,092)         (11,623,563)          (1,953,993)
 Loss on disposal of equipment, net                                  (511,335)            (458,541)             (67,328)
 Other income (expense), net                                          168,016              194,306               64,494
 Expenses written off related to proposed equity offering            (148,506)                   -                    -
 Expenses written off related to abandoned acquisitions              (595,806)                   -                    -
                                                                 ------------         ------------          -----------

      Loss before income taxes and
           extraordinary item                                      (6,996,859)          (4,342,486)            (272,492)

Income tax benefit                                                 (1,628,050)          (1,023,412)             (10,814)
                                                                 ------------         ------------          -----------

      Loss before extraordinary item                               (5,368,809)          (3,319,074)            (261,678)

Extraordinary loss from early extinguishment of debt,
 net of income tax benefit of $1,710,931                           (2,676,072)                   -                    -
                                                                 ------------         ------------          -----------

      Net loss                                                   $ (8,044,881)        $ (3,319,074)         $  (261,678)
                                                                 ============         ============          ===========

See accompanying notes to consolidated financial statements.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Deficit)
                     Years ended June 30, 1998 and 1997 and
                   the period April 4, 1996 to June 30, 1996

                                             Series A   Class A   Class B  Additional                      Total
                                            Preferred    Common   Common     Paid-in    Accumulated    Stockholders'
                                              Stock      Stock     Stock     Capital      Deficit     Equity(Deficit)
                                            ----------  --------  -------  -----------  ------------  ---------------

Balances at April 3, 1996                      $   90        10         -   1,235,326    (8,276,398)      (7,040,972)
Class A common shares issued for cash               -        35         -   3,536,895             -        3,536,930
Class B common shares issued for cash               -         -         2     189,270             -          189,272
Merger with OCI of Michigan                         -        19         -         (19)            -                -
Redemption of OCI Michigan stock                  (90)      (10)        -  (7,589,932)            -       (7,590,032)
Class A common shares issued for MCC stock
                                                    -        28         -   2,764,972             -        2,765,000
Class B common shares issued for cash               -         -        35   3,499,965             -        3,500,000
Net loss                                            -         -         -           -      (261,678)        (261,678)
                                            ---------       ---        --  ----------   -----------       ----------

Balances at June 30, 1996                           -        82        37   3,636,477    (8,538,076)      (4,901,480)

Class A common shares issued for cash               -         2         -     174,998             -          175,000
Net loss                                            -         -         -           -    (3,319,074)      (3,319,074)
                                            ---------       ---        --  ----------   -----------       ----------

Balances at June 30, 1997                           -        84        37   3,811,475   (11,857,150)      (8,045,554)
                                            ---------       ---        --  ----------   -----------       ----------

Series A preferred shares issued for
 subordinated debt                              1,862         -         -  18,620,230             -       18,622,092

Class A common shares issued for cash               -         -         -     192,737             -          192,737
Net loss                                            -         -         -           -    (8,044,881)      (8,044,881)
                                            ---------       ---        --  ----------   -----------       ----------

Balances at June 30, 1998                      $1,862        84        37  22,624,442   (19,902,031)       2,724,394
                                            =========       ===        ==  ==========   ===========       ==========

See accompanying notes to consilidated financial statements.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 For the years ended June 30, 1998 and 1997 and
                   the period April 4, 1996 to June 30, 1996

                                                                           1998           1997           1996
                                                                      --------------  -------------  -------------
Cash flows from operating activities:
 Net loss                                                             $  (8,044,881)  $ (3,319,074)  $   (261,678)
 Adjustments to reconcile net loss to net cash provided by (used
   in) operating activities:
   Allowance for doubtful accounts                                          561,552        317,964         48,265
   Depreciation of equipment                                              6,692,141      5,069,744        903,191
   Amortization of intangible assets                                      7,483,758      5,441,136      1,026,557
   Extraordinary item                                                     4,149,303              -              -
   Loss on disposal of equipment                                            511,335        458,541         67,328
   Deferred income taxes                                                 (3,343,873)    (1,255,631)      (112,776)
 Changes in assets and liabilities, net of effects from purchase of company, which increase (decrease) cash flows:
   Trade accounts receivable                                                205,945     (1,083,210)    (1,084,980)
   Refundable income taxes                                                  566,012       (430,207)       (81,182)
   Prepaid rent expense                                                    (288,868)      (303,145)      (116,876)
   Other assets                                                             256,116       (240,413)       394,681
   Trade accounts payable                                                   360,383        (27,528)        79,701
   Income taxes payable                                                    (615,418)       435,596        179,822
   Accrued expenses                                                       3,657,229      1,112,794     (5,069,984)
   Deferred advertising revenues and non-compete income                    (114,626)       (78,828)      (142,665)
                                                                      -------------   ------------   ------------
       Net cash provided by (used in) operating activities               12,036,108      6,097,739     (4,170,596)
                                                                      -------------   ------------   ------------

Cash flows from investing activities:
 Purchase of AOA Holding, L.L.C.                                                  -              -    (34,132,908)
 Purchase of Georgia Outdoor Advertising, Inc.                                    -              -    (11,650,000)
 Purchase of Mass Communications Corp. warrants, common and
   preferred stock                                                                -              -       (767,850)

 Purchase of Skoglund Communications, Inc. and Skoglund
   Communications of St. Cloud, Inc.                                              -    (21,246,850)             -

 Purchase of Outdoor West of Tennessee                                            -    (11,802,444)             -
 Purchase of Summey Outdoor Advertising, Inc.                                     -     (5,145,000)             -
 Purchase of Jennings Outdoor, Inc. and Jennings Media Services, LLC    (14,159,837)             -              -
 Purchase of other businesses                                            (6,668,902)   (13,639,159)             -
 Capital expenditures                                                    (7,545,532)    (4,338,483)      (597,849)
 Proceeds from sale of property and equipment                               190,855         36,617          2,625
 Deferred acquisition costs                                                (404,306)    (1,318,458)      (452,814)
                                                                      -------------   ------------   ------------
       Net cash used in investing activities                            (28,587,722)   (57,453,777)   (47,598,796)
                                                                      -------------   ------------   ------------

Cash flows from financing activities:
 Proceeds from issuance of senior subordinated notes                    105,000,000              -              -
 Borrowings under long-term debt agreement                               45,750,000     54,750,000     80,465,000
 Repayment of long-term debt                                           (125,300,000)    (1,600,000)   (23,950,000)
 Repayment of notes payable to shareholders                              (3,876,875)             -              -
 Deferred financing costs                                                (5,384,766)    (1,740,576)    (3,281,537)
 Proceeds from issuance of subordinated notes                                     -        325,000              -
 Proceeds from issuance of common stock                                     192,737        175,000      7,226,202
 Redemption of OCI Corp. of Michigan common and preferred stock                   -              -     (7,590,032)
 Payments on obligation under non-compete agreement                                       (100,000)      (100,000)
                                                                      -------------   ------------   ------------
       Net cash provided by financing activities                         16,381,096     51,809,424     52,769,633
                                                                      -------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                       (170,518)       453,386      1,000,241
Cash and cash equivalents at beginning of the period                      1,712,827      1,259,441        259,200
                                                                      -------------   ------------   ------------

Cash and cash equivalents at end of the period                        $   1,542,309   $  1,712,827   $  1,259,441
                                                                      =============   ============   ============

See accompanying notes to consolidated financial statements.

                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        June 30, 1998 and 1997 and 1996



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

          Adjusted working capital                                $ 1,450,063
          Goodwill                                                  8,741,590
          Property and equipment                                   11,529,274
          Customer list                                             4,027,000
                                                                  -----------

                                                                  $25,747,927
                                                                  ===========


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

    Effective June 30, 1997, OCI Holdings Corp. was renamed Outdoor Communications, Inc. (OCI). Simultaneously, New South Holdings Corp. and MCC were merged into OCI and MCC's subsidiary, Outdoor Communications, Inc. was renamed OCI (S) Corp. Also during 1997, OCI Corp. of Michigan was renamed OCI (N) Corp. As a result of these transactions, the Company now has two wholly owned subsidiaries, OCI (N) Corp. and OCI (S) Corp.

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

    (b)  Cash Equivalents
         ----------------

         Cash equivalents consist of repurchase agreements and money market funds. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less at the time of purchase to be cash equivalents.

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

         The Company assesses the recoverability of all long-lived intangible assets by determining whether the amortization of the intangible assets over their remaining lives can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected undiscounted future operating cash flows of the underlying assets.

    (e)  Deferred Financing Costs
         ------------------------

         Financing costs incurred as a result of obtaining long-term debt are recorded as deferred financing costs and are amortized on a straight-line basis over the term of the related debt (see note 5) and reflected as interest expense in the accompanying consolidated statements of operations.

    (f)  Employee Benefits
         -----------------

         The Company is partially self-insured for its employee health care plan. The liability for self-insurance reflects the cost for the uninsured portion of unpaid claims at year end. The liability is based on estimates for claims reported prior to year end, using reported claim information, and estimates for claims incurred but not reported, based on historical results of the Company's plan, as well as certain industry information.

    (g)  Retirement Program
         -------------------

         The Company provides a defined contribution 401(k) plan, which covers all of its full-time employees with one or more years of service. Eligible employees can contribute up to 15% of their compensation through payroll deductions. The Company contributes an amount equal to 50% of each employee's contribution up to 3% of the employee's total compensation.

    (h)  Revenue Recognition
         -------------------

         The Company recognizes revenue from advertising contracts on an accrual basis ratably over the term of the contracts, which range from 1 to 12 months, as advertising services are provided. Advertising revenues from retail consumer products, hospitality, and automotive industry constitute approximately 36.5% of gross revenues. No other industry is the source of 10% or more of gross revenues.


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


(2) Summary of Significant Accounting Policies, Continued
    -----------------------------------------------------

    (i)  Income Taxes
         -------------

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

    (j)  Other Assets
         ------------

         Other assets consist principally of inventory and the cash surrender value of officers life insurance.

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

    (l)  Financial Instruments
         ---------------------

         The Company periodically utilizes hedged interest rate swap agreements. The interest rate swap agreements involve the exchange of fixed- and floating-rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received, on a quarterly basis, is accrued as interest rates change and is recognized as an adjustment to interest expense.

    (m)  Stock-Based Compensation
         ------------------------

         As more fully described in note 17, the Company records compensation expense for stock options only if the market price of the Company's stock, on the date of grant, exceeds the amount an individual must pay to acquire the stock.

    (n)  Earnings Per Share
         ------------------

         An earnings per share calculation has not been presented because the Company is closely held by a private investor group and, accordingly, earnings per share is not required or meaningful.


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(3)  Property and Equipment
     ----------------------

     Major categories of property, plant, and equipment at June 30, 1998 and 1997 were as follows:

                                                 Estimated
                                               Life (Years)           1998                1997
                                              ---------------  ------------------  ------------------

    Land                                                  --          $ 1,663,662           1,610,126
    Building and improvements                          10-25            1,731,293           1,469,852
    Advertising structures                              8-15           77,035,217          57,910,710
    Leasehold improvements                              2-20            1,184,408             872,674
    Equipment                                           3-10            5,282,078           4,317,355
    Construction in progress                              --              466,523             102,666
                                                                      -----------          ----------
                                                                       87,363,181          66,283,383
    Less accumulated depreciation                                      25,616,017          10,496,880
                                                                      -----------          ----------

                    Net property and equipment                        $61,747,164          55,786,503
                                                                      ===========          ==========

(4) Intangible Assets
    -----------------

    Intangible assets at June 30, 1998 and 1997 consist of the following:

                                                   Estimated
                                                  Life (Years)           1998                 1997
                                                  ------------           ----                 ----
    Covenants not to compete                             4-10         $ 8,872,167           8,495,667
    Goodwill                                            20-25          58,631,327          46,619,981
    Customer lists                                          8          31,018,388          26,833,154
                                                                      -----------          ----------
                                                                       98,521,882          81,948,802
    Less accumulated amortization                                      16,613,174           9,709,120
                                                                      -----------          ----------

                                                                      $81,908,708          72,239,682
                                                                      ===========          ==========

(5) Public Offering of Senior Subordinated Notes
    --------------------------------------------

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


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(5) Public Offering of Senior Subordinated Notes, Continued
    -------------------------------------------------------

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

    The Company abandoned plans for an initial public offering of its common stock during July 1997. As a result, the Company recognized an expense of $148,506 due to the write off of costs incurred related to the abandoned offering.

(6) Indebtedness
    ------------

    A.  New Credit Facility
        -------------------

    Simultaneous to the Offering on August 15, 1997, the Company entered into a new $150 million senior credit facility (New Credit Facility) with The Chase Manhattan Bank and a syndicate consisting of various other financial institutions (collectively, the New Bank). The New Credit Facility consists of a Revolving Loan Commitment (the New Revolver) of $110 million and a Term Loan Commitment for $40 million (collectively the New Borrowings). The New Revolver matures on December 21, 2004 and the Term Loan Commitment matures on June 30, 2005. The New Credit Facility provides for annual reductions in the New Revolver and amortization of the term loan facility. Collateral includes a first lien on all tangible and intangible property of the Company, assignment of all leases, and guaranties by the Company's subsidiaries.

    The Credit Facility enables the Company to borrow funds at a rate equal to 3% plus the London Interbank Offered Rate (LIBOR) or 1.75% over the Bank's prime lending rate. The Credit Facility also enables the Company to realize a lower interest rate if its leverage ratio meets certain levels as stipulated in the Credit Facility. At June 30, 1998 the average interest rate was 8.5% on outstanding borrowings. Accrued interest is payable in quarterly installments on March 31, June 30, September 30, and December 31. The Credit Facility also requires payment of a commitment fee of 1/2 of 1% per annum on the daily average aggregate unutilized commitment from the Bank. Accrued commitment fees are due quarterly on March 31, June 30, September 30, and December 31 and totaled $311,052 for the year ended June 30, 1998.


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(6) Indebtedness, Continued
    -----------------------

    The New Credit Facility contains certain warranties and affirmative covenants that must be complied with on a continuing basis. In addition, the New Credit Facility contains certain restrictive covenants which, among other things, restrict the Company from incurring additional debt and liens on assets, limits the amount of capital expenditures during any fiscal year, and prohibits the consolidation, merger or sale of assets, or issuance of common stock except as permitted by the New Credit Facility. The New Credit Facility also requires the Company to maintain certain financial ratios. At June 30, 1998, the Company was in compliance with all such covenants.

    Under the terms of the New Credit Facility, the subsidiaries are restricted in their ability to make distributions to the Company to distributions necessary to enable the Company to make principal and interest payments due under the New Credit Facility and make federal income tax payments. The indenture governing the Notes provides that the Company will not, and will not permit any of the subsidiaries to, directly or indirectly, create or otherwise cause or suffer to exist or become effective any consensual encumbrance or restriction of any kind on the ability of the subsidiaries to make distributions to the Company with certain limited exceptions including the restrictions under the New Credit Facility described in the preceding sentence.

    At June 30, 1998, borrowings under the New Revolver totaled $36.1 million. The Company has the right to prepay the New Borrowings in whole or in part, without premium or penalty, as stipulated in the New Credit Facility.

    B.  Prior Credit Facility
        ---------------------

    Prior to August 15, 1997, the Company had a credit agreement with Chase Manhattan Bank, N.A. and a syndicate of other banks which consisted of a Term Loan A Commitment for $40 million, a Term Loan B Commitment for $40 million, and a Revolving Loan Commitment of $60 million. The term loans were due on June 30, 2003. Collateral included a first lien on all tangible and intangible property of the Company, assignment of all leases, and a guaranty by OCI and all of its subsidiaries. At June 30, 1997, the interest rate was 8.5%, and the Company had borrowed $35,650,000 under the facility.

    As a result of the refinancing of the prior credit facility in August 1997, the Company recognized an extraordinary loss of $4,387,003 related to the write-off of deferred financing fees.

    C.  Prior Subordinated Notes
        ------------------------

    The Company entered into a Securities Purchase Agreement (the ''Agreement'') after the close of business on April 3, 1996 with certain management investors and outside investors. In connection with the reorganization discussed in note 1, the Company issued its 10% subordinated notes due December 31, 2003. The subordinated notes were comprised of two series; Series A 10% subordinated notes in the amount of $5,525,000 and Series B 10% subordinated notes in the amount of $16,900,000.


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(6) Indebtedness, Continued
    -----------------------

    Accrued interest on the outstanding principal balance of the notes was payable at a rate of 10% per annum, computed on the basis of a 365 day year, and was payable annually on March 31, commencing in 1997. The Agreement allowed the Company to only pay 46% of the accrued and unpaid interest on an annual basis. The remaining 54% was deferred and accrued interest at a rate of 10% per annum and was due in accordance with the terms of the Agreement, but in any event no later than December 31, 2003. Accrued interest at June 30, 1997 amounted to $1,911,584.

    The Agreement contained certain warranties and affirmative covenants that were complied with on a continuing basis. The Agreement also contained certain restrictive covenants which, among other things, restricted the Company from entering into transactions with affiliates outside the ordinary course of business, consummating a sale of the Company, or engaging in any new lines of business. At June 30, 1997, the Company was in compliance with all such covenants.

    See note 10 regarding the exchange of these subordinated notes and accrued interest for Series A Preferred Stock of the Company and preferred interests in a newly formed non-operating subsidiary, OCIH LLC (OCIH). See note 5 regarding the Company's Public Offering of Senior Subordinated Notes on August 15, 1997.

    D.  Notes Payable to Stockholders
        -----------------------------

    On the close of business on April 3, 1996, New South Holdings Corp., a wholly owned subsidiary of Holdings, entered into written agreements with the Company's chairman and president, borrowing in total $5,876,875. Effective April 3, 1998, the notes were paid in full with the exception of $2,000,000 of notes payable to the chairman, due April 3, 2000. The notes bear interest at a rate which fluctuates quarterly based on the interest rate per the New Credit Facility less the sum of the applicable eurodollar margin (as defined in the Credit Agreement) and 1/8 of 1%. The interest rate was 5.65% at June 30, 1998 and 5.41% at June 30, 1997. Accrued interest on the outstanding principal balance of the notes is payable quarterly. The notes are secured by a Letter of Credit issued by The Chase Manhattan Bank, N.A.

(7) Fair Value of Financial Instruments
    -----------------------------------

    The following disclosure of the estimated fair value of the Company's financial instruments is made in accordance with the requirements of FASB Statement No. 107, ''Disclosure about Fair Value of Financial Instruments'' (''Statement 107''). Statement 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

    The carrying values of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and obligations under non-compete agreements approximate fair values due to the short-term maturities of these instruments. Interest rate swaps, credit facility, senior subordinated debt and notes payable to stockholders are estimated to approximate fair values as rates are tied to short-term indices. The subordinated debt bears interest at a rate which approximates market for unsecured debt.


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


(8) Income Taxes
    ------------

    Total income tax expense (benefit) for the years ended June 30, 1998 and 1997 and the period ended June 30, 1996 were allocated as follows:

                                                       1998                   1997                 1996
                                                       ----                   ----                 ----
    Income from continuing operations                $(1,628,050)          (1,023,412)             (10,814)
    Extraordinary item                                (1,710,931)                   -                    -
                                                     -----------           ----------              -------

                                                     $(3,338,981)          (1,023,412)             (10,814)
                                                     ===========           ==========              =======

    Income tax expense (benefit) attributable to loss from continuing operations for the periods ended June 30 consists of:

                                                        Current            Deferred               Total
                                                        -------            --------               -----
           1998
           ----
    Federal                                             $ 10,997          (1,488,673)          (1,477,676)
    State and local                                       22,418            (172,792)            (150,374)
                                                        --------          ----------           ----------

                                                        $ 33,415          (1,661,465)          (1,628,050)
                                                        ========          ==========           ==========

           1997
           ----
    Federal                                             $ 92,805          (1,189,910)          (1,097,105)
    State and local                                      139,414             (65,721)              73,693
                                                        --------          ----------           ----------

                                                        $232,219          (1,255,631)          (1,023,412)
                                                        ========          ==========           ==========

           1996
           ----
    Federal                                             $ 81,962             (72,889)               9,073
    State and local                                       20,000             (39,887)             (19,887)
                                                        --------          ----------           ----------

           Total                                        $101,962            (112,776)             (10,814)
                                                        ========          ==========           ==========


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


(8) Income Taxes, Continued
    -----------------------

    Income tax expense differed from the amounts computed by applying the federal income tax rate of 34% for the periods ended June 30 to income before income tax expense as a result of the following:


                                                                            1998          1997       1996
                                                                            ----          ----       ----
    Computed ''expected'' tax expense (benefit)                         $(2,378,935)  (1,476,446)  (92,647)
    Increase (reduction) in income taxes resulting from:
      State and local income taxes, net of federal income tax expense        99,247       (6,887)  (15,891)
      Non-deductible expenses                                                34,820       29,467     6,599
      Nondeductible goodwill                                                284,875      175,346    44,242
      Adjustment of prior period accrual                                                 121,833    74,292
      Other, net                                                             56,295      151,275    12,591
      Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax
       expense                                                             (275,648)     (18,000)  (40,000)
                                                                        -----------   ----------   -------

                                                                        $(1,628,050)  (1,023,412)  (10,814)
                                                                        ===========   ==========   =======

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at each June 30, is presented below:

                                                                                   1998                    1997
                                                                                   ----                    ----
    Deferred tax assets:
     Net operating loss carryforwards                                           $ 3,397,793                 283,268
     Alternative minimum tax credit carryforwards                                    71,473                 182,973
     Investment tax credit carryforwards                                             12,949                  12,949
     Deferred revenue, principally related to advertising leases                     68,663                  72,787
     Accrued expenses, principally related to compensated absences,
      health care claims and sales discounts                                        217,291                 281,031

     Deferred noncompete income                                                       9,067                  36,267
     Other                                                                           96,300                 119,707
                                                                                -----------             -----------

          Total gross deferred tax assets                                         3,873,536                 988,982

     Less valuation allowance                                                      (417,648)               (142,000)
                                                                                -----------             -----------

          Net deferred tax assets                                                 3,455,888                 846,982
                                                                                -----------             -----------

    Deferred tax liabilities:
     Property and equipment, principally due to differences in
      financial statement carrying amounts and tax basis                         (3,743,828)             (3,403,385)
     Intangible assets, principally due to differences in length of
      amortization period                                                        (1,317,675)             (1,074,810)
                                                                                -----------             -----------

          Total gross deferred tax liabilities                                   (5,061,503)             (4,478,195)
                                                                                -----------             -----------

          Net deferred tax liabilities                                          $(1,605,615)            $(3,631,213)
                                                                                ===========             ===========


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


(8) Income Taxes, Continued
    -----------------------

    The above deferred tax assets (liabilities) are presented in the June 30, 1998 and 1997 balance sheets as follows:

                                              1998          1997
                                          -------------  -----------

    Current assets                         $   294,069      438,967
    Non-current liabilities                 (1,899,684)  (4,070,180)
                                           -----------   ----------

          Net deferred tax liabilities     $(1,605,615)  (3,631,213)
                                           ===========   ==========

    The net change in the total valuation allowance for the years ended June 30, 1998 and 1997 and for the period ended June 30, 1996 was an increase of $275,648, a decrease of $18,000 and a decrease of $40,000, respectively.

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred taxes, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 1998, 1997, and 1996. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

    At June 30, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $9,993,500. These net operating loss carryforwards can be utilized to offset future taxable income, if any, through the year 2013.

    The Company also has an alternative minimum tax credit carryforward of $71,973, which is available to reduce future regular income taxes, if any, over an indefinite period. In addition, the Company has an investment tax credit carryforward of $12,949, which is available to reduce future regular income taxes, if any, through 2001.


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


(9)  Stockholders' Equity
     --------------------

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

(10) Preferred Stock
     ----------------

     In July 1997, the Company entered into an agreement, effective June 30, 1997, with the Series A and B subordinated debt holders to exchange the notes and accrued and unpaid interest through June 30, 1997 for Series A preferred stock (the Debt Conversion).

     The Board of Directors has authorized 5,000,000 shares of preferred stock, par value $.01 per share, of which 300,000 shares shall be designated Series A (Series A Preferred Stock) and 4,700,000 shares shall be undesignated (Undesignated Preferred Stock). Upon the closing of the Public Note Offering on August 15, 1997, approximately 240,967 shares of Series A Preferred Stock were issued in exchange for subordinated debt and the related unpaid and accrued interest through June 30, 1997 totaling $17,290,000 and $1,332,092, respectively, resulting in a corresponding increase in stockholders' equity of $18,622,092. Additionally, $5,135,000 of subordinated debt and $348,616 of unpaid and accrued interest through June 30, 1997 were assigned by the respective note holders to OCIH in exchange for all of the preferred interests of OCIH.

     As discussed in Note 9, all general voting power is vested in holders of Class A common stock. Shares of Series A Preferred Stock are not included in determining the number of shares entitled to vote.


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(10) Preferred Stock, Continued
     --------------------------

     No dividends can be declared or paid on the common stock during any year unless the full amount of accrued dividends on the Series A Preferred Stock has been paid. Upon declaration, the holders of the Series A Preferred Stock are entitled to cumulative cash dividends of $10 per annum, per share.

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

(11) Leases
     -------

     The Company leases substantially all of the land presently used as sites for advertising panels under various terms. The leases are classified as operating leases. These leases generally contain renewal options ranging from 1 to 15 years and require the Company to pay all executory costs, such as maintenance and insurance. Rental expense for operating leases amounted to approximately $7,657,000 for the year ended June 30, 1998, $5,825,000 for the year ended June 30, 1997 and $931,000 for the period April 4, 1996 to June 30, 1996.

     Future minimum lease payments under noncancelable operating leases with non-related parties (with initial or remaining lease terms in excess of one year) as of June 30, 1998 are:

          Year ending June 30:
             1999                                    $ 5,792,581
             2000                                      4,779,852
             2001                                      3,944,768
             2002                                      3,381,616
             2003                                      2,803,461
                                                     -----------

                                                     $20,702,278
                                                     ===========

(12) Employee Health Care Plan
     -------------------------

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


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


(12) Employee Health Care Plan, Continued
     ------------------------------------

     The plan has obtained aggregate excess of loss coverage of $970,000 in excess of $45,000 per eligible participant. The Company incurred approximately $134,000, $99,000 and $11,600 for such coverage for the years ended June 30, 1998, 1997, and for the period April 4, 1996 to June 30, 1996, respectively. Additionally, the Company incurred approximately $716,000, $480,000 and $180,000 in expense for self-insured health care claims for the years ended June 30, 1998, 1997 and for the period April 4, 1996 to June 30, 1996, respectively.

(13) Retirement Program
     ------------------

     Retirement program expense with respect to the Company's defined contribution 401(k) plan approximated $163,000 for the year ended June 30, 1998, $62,000 for the year ended June 30, 1997, and $11,000 for the period April 4, 1996 to June 30, 1996.

(14) Supplemental Cash Flow Information
     -----------------------------------

     Non cash investing and financing activities for the years ended June 30, 1998, 1997 and for the period April 4, 1996 to June 30, 1996 are as follows:


                                                      1998         1997        1996
                                                   ------------  ----------  ----------
     Cash paid for income taxes                     $    91,044      80,000      3,322
     Cash paid for interest                         $ 9,645,230  11,846,217  6,881,000*

     Supplemental noncash financing activities:
       Preferred stock issued in exchange for
        subordinated debt including accrued
        interest of $1,332,092                      $18,662,092           -          -
       Preferred interests issued in exchange for
        subordinated debt including accrued
        interest of $348,616                          5,483,616           -          -

     *$6,531,384 pertained to the interest paid on the junior and senior subordinated debt and senior debt existing prior to the close of business on April 3, 1996.

     The extraordinary item as reflected in the consolidated statements of cash flows, for the year ended June 30, 1998 in the amount of $4,149,303 is comprised of $4,387,003, which represents the write off of deferred financing fees; net of a cash payment of $237,700 to buy out the Company's swap agreements (Note 15).

     Amortization of deferred financing fees in the amount of $547,050, $667,838 and $127,856 in 1998, 1997 and 1996, respectively, has been classified as interest expense.

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


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(14) Supplemental Cash Flow Information, Continued
     ---------------------------------------------

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
                                                                 ============

(15) Interest Rate Swap Agreements
     -----------------------------

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

                                                               Chase             First Union
                                                        -------------------  -------------------
     Notional principal amount                                 $25,395,825          $15,000,000
     Fixed rate paid                                                  6.25%                6.34%
     Floating rate                                                    5.75%             5.76172%

     In August 1997, the Company paid approximately $238,000 to buy out the swap agreements.

(16) Acquisitions
     ------------

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
                                                                  ===========


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(16) Acquisitions, Continued
     -----------------------

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
                                                                  ==========

     On October 2, 1997, the Company acquired the stock of Jennings Outdoor, Inc. and the assets of Jennings Media Services, L.L.C. for a cash payment of $14,159,837. As a result of this acquisition, the Company acquired approximately 740 display faces in Alabama. This purchase has been accounted for by the purchase method and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair value at the date of acquisition as follows:

     Adjusted working capital                                $   173,803
     Goodwill                                                  8,722,162
     Property and equipment                                    2,519,950
     Non-compete agreement                                       250,000
     Customer list                                             2,799,744
     Deferred income taxes payable                              (366,362)
     Other intangibles                                            60,540
                                                             -----------

     Cash purchase price                                     $14,159,837
                                                             ===========


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


(16) Acquisitions, Continued
     -----------------------

     In addition to the acquisitions described above, the Company has consummated numerous smaller acquisitions for aggregate cash payments totaling $6,042,342 in 1998 and $13,639,159 in 1997. These purchases have been accounted for by the purchase method and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value at the date of acquisition as follows:

                                                              1998             1997
                                                        ----------------  ---------------

     Working Capital                                        $   18,468                -
     Goodwill                                                1,867,401        5,095,973
     Property and equipment                                  2,770,982        4,919,380
     Non-compete agreement                                           -        2,663,806
     Customer list                                           1,385,491          960,000
                                                            ----------       ----------

     Cash purchase price                                    $6,042,342       13,639,159
                                                            ==========       ==========

     The consolidated financial statements include the operating results of all of the above businesses from their respective dates of acquisition.

(17) Stock Options and Awards
     ------------------------

     In February 1998, the Company established the 1998 Stock Option and Incentive Plan (the "Incentive Plan") under which, subject to adjustment, 1,328 shares of the Company's Class A common stock are available to grant incentive and non-qualified stock options, stock appreciation rights
     (SARs), restricted stock, deferred stock awards, unrestricted stock awards, performance awards, dividend equivalents and other stock-based awards to employees of, including any officer or officer-director, or consultants to the Company and its subsidiaries. All terms and conditions of any grants under the Incentive Plan are at the discretion of the Company's Board of Directors. During 1998, 621 options were granted at the fair market value of the Company's common stock on the date of grant. These options vest and become exercisable over five years beginning in 2001, and expire in 2005. No charges to operations are recorded with respect to authorization, grant or exercise of options. Proceeds received upon exercise are credited to stockholder's equity.


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


Information regarding the Incentive Plan for 1998 follows:

                                                  Options Outstanding                            Options Exercisable
                                          ------------------------------------------      --------------------------------
                                                                          Weighted
                                                          Weighted         Average                Number            Weighted
                                                           Average        Remaining             Exercisable          Average
                                                          Exercise       Contractual            At June 30,         Exercise
                                             Shares        Price            Life                     1998             Price
                                             ------        -----            ----                     ----             -----
Options outstanding, beginning of year            0
Options granted                                 621         $6,345          6 years                     0
Options outstanding, end of year                621         $6,345          6 years                     0

Range of exercise prices for options         $6,023 -
 outstanding, end of year                    $6,626

Options available for grant, end of year        707

Weighted average fair value of options
 granted during the year                    $ 1,736


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No.
123). This standard prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the proforma effects of such application in the footnotes to its financial statements.

The Company has elected the disclosure-only provisions of SFAS No. 123. Accordingly, had compensation cost for the Incentive Plan been based on the fair value of options at grant date, the Company's 1998 net loss (in thousands) would have been increased to the proforma amount below:

Net loss:
          As reported  $ 8,044,881
          Proforma     $ 8,756,398

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998: dividend yield of 0%; expected volatility of 0%; risk free interest rates of 5.48% and 5.59% and expected lives of 5 and 7 years. The proforma effect on net income for 1998 is not representative of the proforma effect on net income for future years because additional stock option awards could be made in future years.


                          OUTDOOR COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


(18) Quarterly Financial Data (Unaudited)
     ------------------------------------

     Fiscal year 1998 quarters:

                                               Sept 30        Dec 31       Mar 31     June 30     Year
                                             ------------  ------------  ----------  ---------  ---------
                                                                           (In thousands)
     Net Revenues                               $13,472       14,245       13,335       15,182      56,234
     Operating Income                             2,341        1,873        1,337        2,086       7,637
     Income (loss) before extraordinary
      item                                       (2,048)      (1,410)      (1,129)        (782)     (5,369)
     Net income (loss)                           (4,724)      (1,410)      (1,129)        (782)     (8,045)


     Fiscal year 1997 quarters:
                                             Sept 30        Dec 31       Mar 31      June 30       Year
                                           ------------   ----------   ----------   ----------   ---------
                                                                           (In thousands)
     Net Revenues                               $10,093      10,910      10,739       12,762      44,504
     Operating Income                             2,601       2,697         353        1,894       7,545
     Income (loss) before extraordinary
      item                                          267          61      (1,782)      (1,865)     (3,319)
     Net income (loss)                              267          61      (1,782)      (1,865)     (3,319)

(19) Subsequent Events
     -----------------

     On August 10, 1998, the Company entered into a Stock Purchase Agreement, pursuant to which Lamar Advertising Company will acquire 100% of the Company's outstanding stock for $385 million which includes the assumption of debt. The Acquisition is subject to approval under the Hart-Scott-Rodino Antitrust Improvements Act and the satisfaction of other customary closing conditions. The Acquisition is expected to be consummated by September 30, 1998.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

NAME                            AGE    POSITION
John C Stanley IV  ............  50    Chairman of the Board of Directors,
                                       Chief Executive Officer and Director
A.B. Isbell  ..................  62    President, Chief Operating Officer and
                                       Director
Ricky W. Thomas  ..............  40    Treasurer and Chief Financial Officer
Richard W. Ebersole  ..........  45    Assistant Treasurer, Vice President Finance
Douglas W. Ferris, Jr.*........  54    Director
Stephen F. Gormley*+...........  48    Director
John G. Hayes*+................  35    Director
Brian J. Richmand+.............  44    Director
John G. Andrews................  44    Regional Vice President
G. Robert Joiner...............  53    Regional Vice President
Gerald P. Scott................  47    Regional Vice President
Mark K. Sherwood...............  37    Regional Vice President
David F. Dietz.................  49    Secretary

__________________________
* Member of Audit Committee
+ Member of Compensation Committee

     John C Stanley IV has served as Chairman of the Board of Directors and Chief Executive Officer of the Company and its direct and indirect subsidiaries since April 1996. From 1972 through 1994, Mr. Stanley was Vice President and Secretary of OCI South. Since 1994, Mr. Stanley has served as Chairman of OCI South.

     A.B. Isbell has served as a Director and President and Chief Operating Officer of the Company and its direct and indirect subsidiaries since April 1996. Mr. Isbell has also served as President of OCI South since 1972.

     Ricky W. Thomas has served as Treasurer and Chief Financial Officer of the Company since December, 1997. Prior to joining OCI, Mr. Thomas served as Chief Financial Officer of Cobb Theatres, L.L.C. from December 1995 to August 1997. From August 1992 through November 1995, Mr. Thomas served as Senior Vice President and Controller of AmSouth Bancorporation.

     Richard W. Ebersole has served as a Assistant Treasurer and Vice President
- Finance of the Company and its direct and indirect subsidiaries since December 1997. Mr. Ebersole was President of OCI North from 1991 until the consummation of the Formation Transactions in April 1996, and Treasurer and Chief Financial Officer until December 1997.

     Douglas W. Ferris, Jr. has been a Director of the Company since May 1997. Mr. Ferris is retired as the Chairman of the Board of National Commerce Bank Services, Inc., a financial institution based in Memphis, Tennessee and served in that capacity from 1987 until 1998. National Commerce Bank Services, Inc. is an affiliate of National Commerce Bank Corporation.

     Stephen F. Gormley has served as a Director of the Company and its direct and indirect subsidiaries since April 1996. Mr. Gormley has been a partner of Media/Communications Partners, a venture capital firm, since 1985.

     John G. Hayes has served as a Director of the Company and its direct and indirect subsidiaries since April 1996. Mr. Hayes has been associated with Media/Communications Partners since 1989 and has served as a partner since 1993.

     Brian J. Richmand has served as a Director of the Company and its direct and indirect subsidiaries since April 1996. Mr. Richmand has been a general partner of Chase Capital Partners, the general partner of Chase Venture Capital Associates, L.P., a venture capital firm, since August 1993. From January 1986 to August 1993, Mr. Richmand was a partner at the law firm of Kirkland & Ellis. Mr. Richmand is also a director of Riverwood International Corporation and La Petite Academys, Inc.

     John G. Andrews has been a Regional Vice President of the Company since April 1996. Mr. Andrews was President of Alabama Outdoor from March 1994 until Alabama Outdoor was acquired by OCI in April 1996. From March 1993 through November 1993, Mr. Andrews served as a Vice President and Regional Manager of Gateway Outdoor Advertising's Carolina Division, an outdoor advertising company.

     G. Robert Joiner has been a Regional Vice President of the Company since April 1996, having previously served as a division General Manager since March 1996. Prior to joining OCI, Mr. Joiner was employed by Waste Management, Inc., a waste disposal company, serving as such company's State President of its Mississippi operations from February 1993 to March 1996 and as general manager of its Winston-Salem, North Carolina division from January 1991 to February 1993.

     Gerald P. Scott has been a Regional Vice President of the Company since March 1996, having previously served as a division General Manager since 1992.

     Mark K. Sherwood has been a Regional Vice President of the Company since September 1996, having previously served as a division manager of the Company since September 1992. Prior to joining OCI, Mr. Sherwood was employed as a sales manager at Coca Cola Bottling Co. of Michigan, a soft drink bottler.

     David F. Dietz has served as the Secretary of the Company since April 1996. Mr. Dietz has been a partner in the law firm of Goodwin, Procter & Hoar LLP since 1984.

     The number of directors of the Company is currently fixed at seven. Directors are elected annually. In connection with the Formation Transactions, the stockholders of the Company entered into a Shareholders Agreement dated as of April 3, 1996 (the "Shareholders Agreement") which provides that the parties thereto, who consist of all of the holders of the Company's Common Stock, shall vote their shares of Common Stock regarding the nomination or election of directors of the Company such that the Board of Directors will consist of three designated representatives of management stockholders, three designated representatives of Media Communications Partners, and one designated representative of Chase Venture Capital Associates. See "Certain Relationships and Related Transactions--Shareholders Agreement." See "Certain Relationships and Related Transactions--Formation Transactions."

     The Board of Directors has established an audit committee (the "Audit Committee") and a Compensation Committee (the "Compensation Committee"). The Audit Committee recommends the firm to be appointed as independent auditors of the Company's financial statements and to perform services related to the audit, reviews the scope and results of the audit with the independent auditors, reviews with management and the independent auditors the Company's annual operating results, considers the adequacy of the internal accounting procedures, considers the effect of such procedures on the auditors' independence and establishes policies for business values, ethics and employee relations. Messrs. Ferris, Gormley and Hayes constitute the members of the Audit Committee. The Compensation Committee, which consists of Messrs. Gormley, Hayes and Richmand, reviews and recommends the compensation arrangements for all directors and officers and approves such arrangements for other senior level employees.

ITEM 11.

EXECUTIVE COMPENSATION

     Summary Compensation: The following table provides certain summary information concerning the compensation incurred by the Company for its Chief Executive Officer and the other four most highly compensated executive officers for the fiscal years ended June 30, 1998 and 1997 and the twelve month period ended June 30, 1996 (collectively, the "Named Executives").


                          SUMMARY COMPENSATION TABLE
                          --------------------------

                                                                                    Long-Term
                                                                                   Compensation
                                                                               --------------------
                                                    Annual                          Securities
                                                 Compensation                  Underlying Options        All Other
                                          ----------------------------
Name and Principal Position       Year      Salary             Bonus                (in shares)         Compensation
---------------------------       ----    ----------         ---------         --------------------     ------------
John C Stanley IV                 1998    $  233,792         $  70,200                  212             $    6,511  (1)
 Chairman and Chief               1997       220,673                                                         2,367  (2)
 Executive Officer                1996       143,375 (13)                                                   75,386  (3)

A.B. Isbell                       1998       181,838            54,600                  120                  3,013  (4)
 President and Chief              1997       171,635                                                          611   (2)
 Operating Officer                1996       122,541 (13)                                                  75,386   (3)

Richard W. Ebersole               1998       129,885            39,000                   40                  4,368  (5)
 Assistant Treasurer              1997       124,688                                                           938  (7)
                                  1996       108,425 (13)      108,742 (12)                                 79,106  (3) (6)

John G. Andrews                   1998       122,092             5,499                   40                  9,024  (8)
 Regional Vice President          1997       115,241            85,250                                       6,780  (9)
                                  1996        19,433                                                         1,121  (9)

Mark K. Sherwood                  1998       103,908            31,200                   40                    899 (10)
 Regional Vice President          1997        89,478            15,000                                      21,766 (11)
                                  1996        65,689 (13)       15,918                                       1,178  (7)

(1) Includes $3,406 representing the value of personal use of company vehicle and $3,105 contributed by the Company on the behalf of Mr. Stanley to its 401(k) plan.

(2)  Represents the value of personal use of company vehicle.

(3) Pursuant to an agreement dated August 9, 1994 among OCI North and Messrs. Stanley, Isbell and Ebersole in connection with the acquisition of OCI North by the Company, on April 3, 1996 OCI issued one share of its common stock to each of Messrs. Stanley, Isbell and Ebersole as compensation. The market value of such share of common stock was calculated to be $75,386.

(4) Includes $808 representing the value of personal use of company vehicle and $2,205 contributed by the Company on behalf of Mr. Isbell to its 401 (k) plan.

(5) Includes $2,645 representing the value of personal use of company vehicle and $1,723 contributed by the Company on behalf of Mr. Ebersole to its 401
     (k) plan.

(6) Includes $3,720 contributed by OCI North on behalf of Mr. Ebersole under a 401 (k) plan maintained by OCI North.

(7) Represents contribution by OCI North on behalf of Mr. Ebersole to a 401 (k) plan maintained by OCI North.

(8) Includes $6,780 vehicle allowance and $2,244 contributed by the Company on behalf of Mr. Andrews to its 401 (k) plan.

(9)  Represents vehicle allowance.

(10) Represents contribution by the Company on behalf of Mr. Sherwood to its 401
     (k) plan.

(11) Represents $1,766 contributed by OCI North on behalf of Mr. Sherwood to a 401(k) plan maintained by OCI North and a $20,000 moving allowance.

(12) Consists of a cash bonus paid to Mr. Ebersole by OCI North upon the acquisition of OCI North by the Company.

(13) On April 3, 1996 the Company acquired OCI North and OCI South. Amounts listed for 1996 reflect compensation paid by the Company and OCI North or OCI South, as applicable.

The following table sets forth stock options granted in the fiscal year ended June 30, 1998 to each of the Company's executive officers named in the Summary Compensation Table under the 1998 Stock Option and Incentive Plan. The Company did not issue any stock appreciation rights. For the five executive officers listed in the table below, the options granted in fiscal 1998 represent all of their stock options currently outstanding.

                      OPTIONS GRANTED IN FISCAL YEAR 1998
                      -----------------------------------

                                          Individual Grants
        ----------------------------------------------------------------------------------
                                                      Percent                                     Potential Realizable
                                                     of Total                                      Value at Assumed
                                       Number of     Options/                                     Annual Rates of Stock
                                       Securities      SARs                                       Price Appreciation for
                                       Underlying     Granted                                         Option Term*
                                                                                               -------------------------
                                        Options/        To         Excerise
                                          SARs       Employees     or Base
                                        Granted      in Fiscal      Price       Expiration
Name                                       #          Year %        ($/Sh)         Date         5% ($)       10% ($)
------------------------------------------------------------------------------------------------------------------------
John C Stanley IV  ...................    212         34.1        6,626        2/11/05         391,981     1,083,558
A.B. Isbell  .........................    120         19.3        6,626        2/11/05         221,876       613,335
Richard W. Ebersole  .................     40          6.4        6,023        2/11/05          98,079       228,565
John G. Andrews  .....................     40          6.4        6,023        2/11/05          98,079       228,565
Mark K. Sherwood  ....................     40          6.4        6,023        2/11/05          98,079       228,565

*The dollar gains under these columns result from calculations assuming 5% and 10% growth rates as set by the Security and Exchange Commission and are not intended to forecast future price appreciation of the Common Stock of the Company. The gains reflect a future value based upon growth at these prescribed rates.

DIRECTOR COMPENSATION

     Directors who are employees of the Company serve without compensation (other than reimbursement of expenses) in connection with rendering services as a Director. Non-employee directors receive $2,500 per board or committee meeting, plus reimbursement of expenses.


EMPLOYMENT AGREEMENTS

     The Company has entered into severance agreements with John C Stanley IV and A. B. Isbell which provide that upon the occurrence of a change in control of the Company, they will be entitled to an aggregate amount equal to two times their annual base pay.

     The Company has an employment agreement with Ricky W. Thomas, the CFO, which provides that in the event of a change in control of the Company prior to December 31, 2001 which results in the termination of his employment without cause, he will be entitled to the equivalent of one year's base pay and a bonus not to exceed 30% of base pay.


SEVERANCE PLAN


     The Company has adopted a severance plan for employees who are not stockholders, option holders, or subject to a collective bargaining agreement. Any covered employee whose employment is terminated within twelve months of a change in control, subject to certain restrictions, is provided with six to twelve months of base pay and certain insurance benefits.

401(K) PLAN

     The Company has adopted a 401(k) Employee Savings Plan (the "401(k) Plan"). All full-time employees of the Company are eligible to participate in the 401(k) Plan once they have accumulated 12 months of qualified service with the Company. The Company currently matches employee contributions to the 401(k) Plan at a rate of 50% of each employee's contribution up to a total of 3% of the employee's total compensation.


KEY MAN INSURANCE

     The Company has $5.1 million in key man life insurance on the life of Mr. Stanley, consisting of two 10-year level premium term policies and a $100,000 whole life policy. The Company has $3.0 million in key man life insurance on the life of Mr. A.B. Isbell, consisting of two 10-year level premium term policies and a $150,000 whole life policy.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION


     The Compensation Committee of the Board of Directors (the "Committee") currently consists of Messrs. Gormely, Hayes and Richmand. The Committee's responsibilities include reviewing the performance of the Chief Executive Officer and the other executive officers of the Company and making determinations as to such officers' cash and equity based compensation and benefits. Prior to the formation of the Committee in June 1997, compensation decisions were made by the entire Board of Directors.

     The Company's executive compensation policy is designed to attract, retain and reward executive officers who contribute to the long-term success of the Company. The key components of the Company's compensation program are base salary, cash bonuses and equity participation. For 1998, the company's first partial year as a public company, base salaries for executive officers were continued at the level of the previous year plus a cost of living increase.

     The Company's executive officers are compensated under a performance-based program in which cash bonuses are awarded based on various factors including attainment of financial goals set at the beginning of each fiscal year. In 1998, cash bonuses paid to the Chief Executive Officer and other executive officers amounted to 1.1% of the Company's earnings before interest, taxes,
depreciation and amortization.   The Chief Executive Officer's bonus was based
on the overall financial performance of the Company during 1998 and the successful completion of the Company's initial public bond offering in August 1997.

     The Committee believes that stock option grants provide a significant
incentive for management.   During fiscal year 1998, the Committee granted a
total of 621 options to purchase shares of the Company's Class A Common Stock to the executive officers under the 1998 Stock Option and Incentive Plan at the fair market value of the Company's common stock on the date of grant. The decision to award stock options to a particular executive officer during 1998, and the size of such grant, was based primarily on the executive's position and level of responsibility with the Company and his individual performance and contributions to the Company's performance. The options that were granted vest over a period of five years.

     Benefits offered to executive officers are those that are offered to the general employee population, such as group health and life insurance coverage and participation in the Company's 401 (k) plan. These benefits are not tied directly to performance.

     The Compensation Committee

     Stephen F. Gormley
     John G. Hayes
     Brian J. Richmand


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company formed its Compensation Committee in June 1997. Previously, compensation decisions were made by the entire Board of Directors. Messrs. Gormley, Hayes and Richmand comprise the Company's Compensation Committee. No director of the Company serves on the compensation committee of the board of directors of any other Company.

ITEM 12.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information with respect to the beneficial ownership interests in the Company as of August 31, 1998 (i) by each person who is known by the Company to own beneficially five percent or more of the outstanding shares of Common Stock, (ii) by each of the Company's directors,
(iii) by each of the Named Executives, and (iv) by all current directors and executive officers of the Company as a group.

                               CLASS A VOTING     CLASS B NON-VOTING         SERIES A
                             ------------------  --------------------  -------------------
                                COMMON STOCK         COMMON STOCK        PREFERRED STOCK
                             ------------------  --------------------  -------------------
                                   NUMBER            PERCENT OF             NUMBER          PERCENT OF      NUMBER     PERCENT OF
       Name and Address          OF SHARES            CLASS(1)             OF SHARES         CLASS(2)     OF SHARES     CLASS(3)
-----------------------------------------------------------------------------------------------------------------------------------
Entities affiliated with
Media/Communications
 Partners(4)..................  3,362.16              39.94%              2,101.34           56.96%       109,365.61      45.36%
 75 State Street
 Boston, MA 02109
  Media/Communications
  Partners II Limited
    Partnership(4)............  3,227.67              38.34               2,017.29           54.68        104,990.98      43.55
  Media/Communications
  Investors Limited
    Partnership(4)............    134.49               1.60                  84.05            2.28          4,374.63       1.81
Chase Venture Capital
Associates, L.P(5)............  2,048.57              24.34               1,587.94           43.04         72,793.75      30.20
 c/o Chase Capital
  Partners
 380 Madison Avenue
 12th Floor
 New York, NY 10017
John C Stanley IV.............  1,400.54(6)           16.65                     --              --         27,776.02(7)   11.53
 512 Taylor Street
 Corinth, MS 38834
A.B. Isbell...................    938.00              11.14                     --              --         20,823.86(8)    8.64
 512 Taylor Street
 Corinth, MS 38834
Richard W. Ebersole...........     35.00                  *                     --              --           694. 13          *
    3639 Cass Rd.
    Traverse City, MI 49684
Mark K. Sherwood..............     35.00                  *                     --              --            665.48          *
     3639 Cass Rd.............
     Traverse City, MI  49684
John G. Andrews...............     35.00                  *                     --              --            665.48          *
     201 North 37th Street
     Birmingham, AL 35222
Douglas W. Ferris.............     87.50               1.04                     --              --          1,735.32          *
     40 South Rose Road
      Memphis,  TN  38117
Stephen F. Gormley(9).........  3,362.16              39.94               2,101.34           56.96        109,365.61      45.36
John G. Hayes(10).............  3,362.16              39.94               2,101.34           56.96        109,365.61      45.36
Brian J. Richmand(11).........  2,048.57              24.34               1,587.94           43.04         72,793.75      30.20
All directors and executive
 Officers as a group
 (12 persons).................  8,078.77(12)          95.99               3,689.28(13)      100.00        236,556.13(14)  98.14

________________________
*Represents less than 1% of the outstanding shares

(1)  Total outstanding Class A Common Stock consists of 8,417.72 shares.
(2)  Total outstanding Class B Stock consists of 3,689.28 shares.
(3) Total outstanding Series A Preferred Stock consists of 186,220.93 shares plus 54,836.15 Series A Preferred Interests of OCIH convertible into shares of Series A Preferred Stock on a one-for-one basis at the option of the holder.
(4) Messrs. Gormley and Hayes are general partners of Media/Communications Partners, affiliate of which indirectly own through various subsidiaries 100% of each of Media/Communications Partners II Limited Partnership ("M/C II") and Media/Communications Investors Limited Partnership ("M/C Investors").
(5) Mr. Richmand, as general partner of Chase Capital Partners, the general partner of Chase Venture Capital Associates, L.P. (''CVCA''), has the power to vote such shares.
(6) Includes (i) 1,092.16 shares held by Mr. Stanley, (ii) 98.19 shares held by the JCS Trust , 98.19 shares held by the LWS Trust, 56.00 shares held by the JCS Trust #2, and 56.00 shares held by the LWS Trust #2. Mr. Stanley, as sole trustee of each such trust, has sole voting authority over the shares held by such trusts.
(7)  Includes (i) 23,881.28 Series A Preferred Interests held by Mr. Stanley,
     (ii) 1,947.37 Series A Preferred Interests held by the JCS Trust and (iii) 1,947.37 Series A Preferred Interests held by the LWS Trust, which Series A Preferred Interests of OCIH which are convertible into shares of Series A Preferred Stock at the option of the holder.
(8) Consists of Series A Preferred Interests of OCIH which are convertible into shares of Series A Preferred Stock at the option of the holder.
(9) Consists of shares held by M/C II and M/C Investors. As a general partner of Media/Communications Partners, Mr. Gormley may be deemed to be the beneficial owner of such shares. Mr. Gormley disclaims beneficial ownership of such shares.
(10) Consists of shares held by M/C II and M/C Investors. As a general partner of Media/Communications Partners, Mr. Hayes may be deemed to be the beneficial owner of such shares. Mr. Hayes disclaims beneficial ownership of such shares.
(11) Consists of shares held by CVCA. As a general partner of CVCA, Mr. Richmand may be deemed to be the beneficial owner of such shares. Mr. Richmand disclaims beneficial ownership of such shares.
(12) Includes (i) 3,362.16 shares of Class A Common Stock held by M/C II and M/C Investors, (ii) 2,048.57 shares of Class A Common Stock held by CVCA, (iii)
     98.19 shares of Class A Common Stock held by each of the JCS Trust and the LWS Trust of which Mr. Stanley serves as trustee, and (iv) 56.00 shares of Class A Common Stock held by each of the JCS Trust #2 and the LWS Trust #2 of which Mr. Stanley serves as trustee.
(13) Consists of (i) 2,101.34 shares of Class B Common Stock held by M/C II and M/C Investors and (ii) 1,587.94 shares of Class B Common Stock held by CVCA.
(14) Includes (i) 109,311.33 shares of Series A Preferred Stock held by M/C II and M/C Investors, (ii) 72,757.62 shares of Series A Preferred Stock held by CVCA and (iii) 1,947.37 shares of Series A Preferred Stock held by each of the JCS Trust and the LWS Trust of which Mr. Stanley serves as trustee.


  On August 10, 1998, the Company, Lamar Advertising Company ("Lamar") and the stockholders of the Company entered into a Stock Purchase Agreement which provides for the purchase by Lamar of all outstanding equity interests of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE FORMATION TRANSACTIONS

     On April 3, 1996, the Company's current structure emerged through an equity financing and the simultaneous acquisition and consolidation of OCI North and OCI South (collectively, the ''Formation Transactions''). The terms of the transactions discussed below were on terms as favorable as could have been received from disinterested third parties.

     Acquisition of OCI North. Pursuant to an Asset Purchase Agreement dated as of April 3, 1996 (the "OCI North Purchase Agreement''), the Company acquired from all of the shareholders of OCI North, including Media/Communications Partners Limited Partnership, Chestnut Street Partners, Inc., Milk Street Partners, Inc. and TA Investors (collectively, the ''Original MCP Investors''), John C Stanley IV, A.B. Isbell and Richard W. Ebersole, all of the outstanding capital stock of OCI North for an aggregate purchase price of $9.5 million. Under the terms of the OCI North Purchase Agreement, the shares of OCI North common stock and preferred stock held by Messrs. Stanley, Isbell and Ebersole were initially purchased for cash by M/C II and M/C Investors (together, the ''MCP Investors''). The MCP Investors subsequently assigned all shares of OCI North common stock and preferred stock to OCI in exchange for shares of Common Stock of the Company. For each share of OCI North common stock, valued at $75,347 per share, the MCP Investors received 72.07 shares of the Company's Common Stock and a $3,310 cash payment, and for each share of OCI North preferred stock, valued at $2,178 per share, the MCP Investors received 2.18 shares of the Company's Common Stock. As a result, M/C II purchased 1,832.45 shares of Common Stock, and M/C Investors purchased 76.36 shares of Common Stock. At the time of the Formation Transactions, OCI North also paid 100% of the principal and accrued interest on subordinated notes issued in August 1989 to each of the Original MCP Investors. Messrs. Gormley and Hayes are partners of entities affiliated with each of the MCP Investors and the Original MCP Investors.

     Acquisition of OCI South. On April 3, 1996, under the terms of a Stock and Warrant Purchase Agreement, the Company, in conjunction with New South Holdings Corp., a wholly-owned subsidiary of the Company (''New South Holdings''), acquired all of the outstanding capital stock of OCI South for an aggregate purchase price of $15.0 million, including shares held by Mr. Stanley, A.B. Isbell, Norman Isbell, Priscilla S. Denton, the JCS Trust and the LWS Trust, in exchange for (i) the issuance by the Company of $5.9 million aggregate principal amount of notes payable to Messrs. Stanley and A.B. Isbell (the ''South Notes''), which notes bear interest at a rate based on the Company's interest rate under its Senior Credit Facility and are due and payable on April 3, 1998, and (ii) the issuance of shares of Common Stock and Series A 10% Subordinated Notes due December 31, 2003 of OCI to Messrs. Stanley, A.B. Isbell, Norman Isbell, the JCS Trust and the LWS Trust. Norman Isbell is the son of A.B. Isbell. Ms. Denton is the sister of Mr. Stanley. Mr. Stanley is the trustee of the JCS Trust and the LWS Trust. For each share of OCI South common stock, valued at $1,057 per share, the former stockholders of OCI South received 1.03 shares of the Company's Common Stock and a $30 cash payment. As a result Mr. Stanley purchased 1,204.16 shares of Common Stock; Mr. A.B. Isbell purchased 1,050.00 shares of Common Stock; Mr. Norman Isbell purchased 51.95 shares of Common Stock; Ms. Denton purchased 87.50 shares of Common Stock; the JCS Trust purchased 98.19 shares of Common Stock; and the LWS Trust purchased 98.19 shares of Common Stock. As of June 30, 1997, interest payments in the following amounts had been paid to Mr. Stanley, Mr. A.B. Isbell, Mr. Norman Isbell, the JCS Trust and the LWS Trust, respectively, under the terms of the Series A Notes:
$102,306, $89,208, $4,414, $8,342 and $8,342. As of June 30, 1997 interest payments in the following amounts had been paid to Mr. Stanley and Mr. A.B. Isbell, respectively, under the terms of the South Notes: $197,212 and $215,423.

     Equity Financing of OCI. On April 3, 1996, under the terms of a Securities Purchase Agreement (the ''OCI Agreement''), M/C II purchased for $7.4 million in cash 1,395.22 shares of Common Stock and $6.0 million aggregate principal amount of Series B Notes, M/C Investors purchased for $0.3 million in cash 58.13 shares of Common Stock and $0.2 million principal amount of Series B Notes and CVCA purchased for $6.4 million cash 2,237.85 shares of Common Stock and $4.2 million principal amount of Series B Notes. Mr. Richmand is a partner of the general partner of CVCA. In addition, Mr. Ebersole purchased for $100,000 cash shares of Common Stock and $65,000 principal amount of Series A Notes. On April 30, 1996, pursuant to the terms of the OCI Agreement and in connection with the acquisition of Alabama Outdoor, M/C II purchased for $5.8 million cash 2,017.29 shares of Common Stock and $3.7 million aggregate principal amount of Series B Notes, M/C Investors purchased for $0.2 million cash 84.05 shares of Common Stock and $0.2 million principal amount of Series B Notes and CVCA purchased for $4.0 million cash 1,398.66 shares of Common Stock and $2.6 million principal amount of Series B Notes. On September 10, 1996, Gerald P. Scott and G. Robert Joiner, under the same terms as the April 3, 1996 transactions, purchased for $150,000 cash 52.50 shares of Common Stock and $97,500 principal amount of Series A Notes of the Company. On January 27, 1997, John Andrews and Mark Sherwood, under the same terms as the April 3, 1996 transactions, purchased for $100,000 cash 35.00 shares of Common Stock and $65,000 principal amount of Series A Notes.

FISCAL YEAR 1998 ACTIVITY

On April 7, 1998, Ricky W. Thomas and Mr. Joiner each purchased 16.00 shares of Common Stock for $96,368 cash. On April 3, 1998 the South Notes were paid in full with the exception of $2.0 million notes payable to Mr. Stanley, due April 3, 2000. Interest paid to Mr. Stanley and Mr. Isbell for fiscal 1998 under the terms of the South Notes was $169,129 and $154,578, respectively.


SHAREHOLDERS AGREEMENT

     All of the Company's stockholders have entered into the Shareholders Agreement pursuant to which they have agreed to cause the Board of Directors to consist at all times of seven directors, with the executive officers and other individual stockholders of the Company (the ''Management Investors'') having the ability to nominate three directors, the M/C Investors having the ability to nominate three directors and CVCA having the ability to nominate one director. Each party agrees to vote for the other parties' nominees. Under the Shareholders Agreement, if a party desires to sell any shares of Common Stock (other than transfers to permitted affiliates of such stockholders or through underwriters in a public offering), then such party must offer to sell such shares first to the Company and, if the Company refuses to purchase such shares, then to the other parties to the Shareholders Agreement. In addition, such potential selling party to the Shareholders Agreement must offer each of the other parties to the Shareholders Agreement ''go-along'' rights to sell a proportional amount of its shares of Common Stock or other security of the Company to the same purchaser in the same transaction. Furthermore, under the terms of the Shareholders Agreement, the approval of a majority of the shareholders of the Company and, through April 3, 1999, a majority of the Management Investors is required to approve a sale of the Company. At any time from and after April 3, 2003, each of the Management Investors, the M/C Investors and CVCA shall have the right to cause the Company to take such actions as may be reasonably necessary or appropriate to consummate a sale of the Company.


REGISTRATION RIGHTS AGREEMENT

     In connection with the initial capitalization of the Company, OCI entered into a Registration Rights Agreement with the holders (the ''Holders'') of shares of its Common Stock (''Registrable Shares'') which provides that, subject to certain limitations relating to whether the Company has filed other registration statements or if the filing of a registration statement on behalf of a Holder would have a material adverse effect on the Company, upon a written request by the Holders of at least fifty-one percent (51%) of the Registrable Shares at any time after the earlier of six months after the first public offering of securities of the Company or April 3, 1999, the Company shall use its best efforts to effect the registration of all or a portion of the shares of Common Stock of such requesting Holders. If the Company becomes eligible to use a shelf registration statement, the Holders of at least ten percent (10%) of the Registrable Shares shall have the right to request, and the Company shall use its best efforts to have declared effective, not more than two (2) shelf registration statements per year for a public offering of Registrable Securities having an aggregate proposed offering price of not less than $250,000.


PART IV

ITEM 14.


EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) The financial statements are included under Part II, Item 8 of this report.
          (2)  The financial statement schedules are included under Part II,
               Item 8 of this report.
          (3) The exhibits are listed below under Part IV, Item 14 (c) of this report.

     (b)  Reports on Form 8-K.

          On August 20, 1998, the Company filed a Report on Form 8-K to disclose that it had entered into a stock purchase agreement with Lamar Advertising Company providing for the sale of all outstanding capital stock to Lamar Advertising Company.

     (c) Exhibits. The Following is a complete list of Exhibits filed as part of this Registration Statement.


    **2.1      Stock Purchase Agreement dated as of August 10, 1998 by and among the Company, Lamar Advertising Company and the
               stockholders of the Company
      2.2      First Amendment to Stock Purchase Agreement dated as of
               August 25, 1998
     *3.1      Amended and Restated Certificate of Incorporation of the Company
     *3.2      By-laws of the Company
     *3.3      Certificate of Amendment to Amended and Restated Certificate of
               Incorporation of the Company
     *4.1      Indenture dated August 15, 1997 by and among the Company and
               First Union National Bank, Trustee
    *10.1      Registration Rights Agreement dated as of April 3, 1996 among the Registrant, certain management investors and certain
               venture investors.
    *10.2      Shareholders Agreement Dated as of April 3, 1997 as amended
    *10.3      Credit Agreement date August 15, 1997 by and among the Company, its subsidiaries, the Chase Manhattan Bank, as Administrative
               Agent and the lenders named therein
  ***10.4      Outdoor Communications, Inc. 1998 Stock Option and Incentive Plan
     12.1      Computation of Ratio of Earnings to Fixed Charges
    *21.1      Subsidiaries of the Company
       27      Financial Data Schedule
    *99.1      Consolidated Financial Statements and Independent Auditor's
               Report thereon, of OCI Corp. of Michigan and Subsidiaries, for the period August 1, 1995 through April 3, 1996
   **99.2      Consolidated Financial Statements and Independent Auditor's
               Report thereon, of Mass Communications Corp. and Subsidiary, for the period September 1, 1995 through April 3, 1996

  * Incorporated by reference to the Company's Registration statement on Form S-1 (333-28489)
 ** Incorporated by reference to the Company's Report on Form 8-K dated August 10, 1998
*** Incorporated by reference to the Company's Report on Form 10-Q dated March 31, 1998

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Dated:  September 28, 1998             OUTDOOR COMMUNICATIONS, INC.



                                       /s/ John C Stanley IV
                                       ----------------------------------------
                                       By: John C Stanley IV
                                           Chairman and Chief Executive Officer


     Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John C Stanley  IV              Director, Chief Executive Officer                       September 28, 1998
-------------------------------
John C Stanley IV                           and Chairman (Principal Executive Officer)



/s/ Ricky W. Thomas                 Treasurer and Chief Financial Officer                   September 28, 1998
-------------------------------
Ricky W. Thomas                             (Principal Financial and Accounting Officer)


/s/ A.B. Isbell                     Director, Chief Operating Officer and President         September 28, 1998
-------------------------------
A. B. Isbell

/s/   Douglas W. Ferris, Jr.        Director                                                September 28, 1998
-------------------------------
Douglas W. Ferris, Jr.

/s/   Stephen F. Gormley            Director                                                September 28, 1998
-------------------------------
Stephen F. Gormley

/s/   John G. Hayes                 Director                                                September 28, 1998
-------------------------------
John G. Hayes

/s/   Brian J. Richmand             Director                                                September 28, 1998
-------------------------------
Brian J. Richmand

No annual report or proxy materials have been prepared or sent to security holders of the Company.


EXHIBIT NO.                          DESCRIPTION
-------------------------------------------------------------------------------
    **2.1      Stock Purchase Agreement dated as of August 10, 1998 by and among the Company, Lamar Advertising Company and the
               stockholders of the Company
      2.2      First Amendment to Stock Purchase Agreement dated as of
               August 25, 1998
     *3.1      Amended and Restated Certificate of Incorporation of the Company
     *3.2      By-laws of the Company
     *3.3      Certificate of Amendment to Amended and Restated Certificate of
               Incorporation of the Company
     *4.1      Indenture dated August 15, 1997 by and among the Company and
               First Union National Bank, Trustee
    *10.1      Registration Rights Agreement dated as of April 3, 1996 among the Registrant, certain management investors and certain
               venture investors
    *10.2      Shareholders Agreement Dated as of April 3, 1997 as amended
    *10.3      Credit Agreement date August 15, 1997 by and among the Company, its subsidiaries, the Chase Manhattan Bank, as Administrative
               Agent and the lenders named therein
  ***10.4      Outdoor Communications, Inc. 1998 Stock Option and Incentive Plan
     12.1      Computation of Ratio of Earnings to Fixed Charges
    *21.1      Subsidiaries of the Company
       27      Financial Data Schedule
    *99.1      Consolidated Financial Statements and Independent Auditor's
               Report thereon, of OCI Corp. of Michigan and Subsidiaries, for the period August 1, 1995 through April 3, 1996
   **99.2      Consolidated Financial Statements and Independent Auditor's
               Report thereon, of Mass Communications Corp. and Subsidiary, for the period September 1, 1995 through April 3, 1996

  * Incorporated by reference to the Company's Registration statement on Form S-1 (333-28489)
 ** Incorporated by reference to the Company's Report on Form 8-K dated August 10, 1998
*** Incorporated by reference to the Company's Report on Form 10-Q dated March 31, 1998